Form 10-Q
period 2011-06-30
American Realty Capital Trust III, Inc.
filed 2011-08-12
CIK 1503828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on July 31, 2011 was 20,000 shares.

AMERICAN REALTY CAPITAL TRUST III, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1
Consolidated Statements of Operations for the three and six months ended June 30, 2011 and the period from October 15, 2010 (date of inception) to June 30, 2011 (Unaudited)	2
Consolidated Statement of Stockholders’ Equity (Deficit) for the period from October 15, 2010 (date of inception) to June 30, 2011 (Unaudited)	3
Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and the period from October 15, 2010 (date of inception) to June 30, 2011 (Unaudited)	4
Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Reserved	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST III, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Prepaid expenses and other assets	$26	$—
Deferred offering costs	—	402
Total assets	$26	$402

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$1,710	$202

Preferred stock, $0.01 par value, 50,000,000 and none authorized at June 30, 2011 and December 31, 2010, respectively, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 and 100,000 shares authorized, 26,000 and 20,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	(1,586)	200
Accumulated deficit during the development stage	(98)	—
Total stockholders’ equity (deficit)	(1,684)	200
Total liabilities and stockholders’ equity (deficit)	$26	$402

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	For the Period from October 15, 2010 (date of inception) to June 30, 2011
Revenues	$—	$—	$—
Expenses:
General and administrative	82	98	98
Total expenses	82	98	98
Net loss	$(82)	$(98)	$(98)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except for share data)
(Unaudited)

	Common stock		Additional	Accumulated Deficit During the
	Shares	Amount	Paid-in Capital	Development Stage	Total
Balance, October 15, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200
Balance, December 31, 2010	20,000	—	200	—	200
Offering costs	—	—	(1,789)	—	(1,789)
Issuance of restricted shares	6,000	—	—	—	—
Amortization of restricted shares	—	—	3	—	3
Net loss	—	—	—	(98)	(98)
Balance, June 30, 2011	26,000	$—	$(1,586)	$(98)	$(1,684)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST III, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2011	For the Period from October 15, 2010 (date of inception) to June 30, 2011
Cash flows from operating activities:
Net loss	$(98)	$(98)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of restricted shares	3	3
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(26)	(26)
Increase in accounts payable and accrued expenses	31	31
Net cash used in operating activities	(90)	(90)
Cash flows from financing activities:
Proceeds from affiliate	396	396
Payments of offering costs	(306)	(506)
Proceeds from issuance of common stock	—	200
Net cash provided by financing activities	90	90
Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1 — Organization and Proposed Business Operations

 American Realty Capital Trust III, Inc. (the “Company”), incorporated on October 15, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On March 31, 2011, the Company commenced its initial public offering (the “IPO) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share (exclusive of 25.0 million shares available pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the “Registration Statement) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on October 20, 2010, at $10.00 per share.

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

Substantially all of the Company’s business will be conducted through American Realty Capital Operating Partnership III, L.P. (the “OP”), a Delaware limited partnership. The Company will be the sole general partner and holder of 99.9% of the units of the OP. Additionally, the Advisor expects to contribute $2,000 to the OP in exchange for 0.1% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the company, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Properties III, LLC (the “Property  Manager”), an entity wholly owned by American Realty Capital Trust III Special Limited Partner, LLC, to serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements as of December 31, 2010 and for the period from October 15, 2010 to December 31, 2010, which are included in the Registration Statement filed with the SEC on March 29, 2011. There have been no significant changes to these policies during the six months ended June 30, 2011, other than the updates described below.

Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations.  As of June 30, 2011, the Company had not reached such threshold, purchased any properties or earned any income, accordingly, earnings per share has not been computed as it is deemed not material.

Deferred Offering Costs

The Company has incurred certain expenses in connection with registering to sell shares of its common stock as discussed in Note 1 — Organization and Proposed Business Operations.  These costs principally relate to professional fees, filing fees, fees paid to the SEC and the Financial Industry Regulatory Authority. As of December 31, 2010, such costs totaled $0.4 million and were included in deferred offering costs in the accompanying balance sheet.  On March 31, 2011, the day the Company commenced its IPO, deferred offering costs were reclassified to stockholders’ equity.

AMERICAN REALTY CAPITAL TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company.  Such organization and offering costs included in stockholders’ equity at June 30, 2011 totaled $1.8 million, and include all expenses incurred by the Company in connection with its IPO as of such date.  These costs will be charged to expense if the IPO is not completed.  These costs include, but are not limited to, (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 3 – Related Party Transactions and Arrangements).

Note 3 — Related Party Transactions and Arrangements

American Realty Capital Trust III Special Limited Partner, LLC, an entity wholly owned by the Sponsor owns 20,000 shares of the Company’s outstanding common stock. The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of June 30, 2011 and December 31, 2010 the Company had payables to affiliated entities of $0.4 million and $16,250, respectively, and payables to the Advisor and the Dealer Manager of $0.8 million and $30,000, respectively, for services relating to the IPO and offering costs paid on behalf of the Company. The Company is responsible for offering and other costs up to a maximum of 1.5% of gross proceeds received from the offering of common stock.

On June 9, 2011, the Company and its Advisor agreed to modify the timing of payment of the asset management fees by the Company to the Advisor such that the Company will pay to the Advisor asset management fees on a current basis, and will no longer pre-pay those fees, as was previously allowed under the advisory agreement.  In addition, such asset management fee will be payable, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.

Note 4 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 6 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of June 30, 2011 and December 31, 2010, no stock options were issued under the Plan.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP will not exceed 5.0% of the Company’s authorized common shares on a fully diluted basis at any time.

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. In March 2011, 6,000 shares were issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $3,000 for the three and six months ended June 30, 2011.

Note 7 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the disclosures to the financial statements except for the following:

AMERICAN REALTY CAPITAL TRUST III, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

On July 20, 2011, the Company’s board of directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The distributions will accrue commencing the later of 30 days following the Company’s initial property acquisition or August 1, 2011. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00180821918 per day.

On August 2, 2011, the board of directors approved the purchase of a free-standing fee simple build-to-suit freight distribution facility leased to FedEx Freight, Inc. located in Butte, Montana. The purchase price of the property is $8.9 million exclusive of fees and closing costs. The Company intends to fund the purchase with a combination of cash from the proceeds from the sale of common stock and mortgage financing.

The property will contain approximately 45,800 square feet of gross leasable area. The lease will be double net whereby the Company is responsible for roof and structure of the building and the tenant will be required to pay all other operating expenses in addition to base rent. The lease will contain two renewal options of five years each. The initial annual rent will be approximately $697,000.

The closing on the property is subject to satisfactory completion of diligence reviews and obtaining financing. There is no assurance that the acquisition will be consummated.

On August 10, 2011, the Company announced that it had raised sufficient proceeds to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum of $2.0 million and issued 201,931 shares of common stock to its investors who were admitted as shareholders.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently occurring in the United States credit markets.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

  Overview

We were incorporated on October 15, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On March 31, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share (exclusive of 25.0 million shares available pursuant to our distribution reinvestment plan) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the “Registration Statement”) filed with the U.S Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on October 20, 2010, at $10.00 per share.

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

Substantially all of our business will be conducted through the OP. We will be the sole general partner and holder of 99.9% of the limited partner interests in the OP (“OP Units”). Additionally, the Advisor expects to contribute $2,000 to the OP in exchange for 0.1% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have retained the Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Properties III, LLC (the “Property Manager”), an entity wholly owned by American Realty Capital Trust III Special Limited Partner, LLC, to serve as our property manager.  The Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with our IPO. Organization and offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs will be charged to expense if the IPO is not completed.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds. As a result, these costs are only our liability to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the offering.

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

Real Estate Investments

Upon the acquisition of properties, we will record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation will be computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, five years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets.

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

The aggregate value of intangible assets related to customer relationships, as applicable, will be measured based our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values will include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

Selected Financial Data

The following selected financial data as of June 30, 2011 and for the period from October 15, 2010 (date of inception) to June 30, 2011 should be read in conjunction with the accompanying financial statements and related notes thereto and “Results of Operations” below:

As of June 30, 2011 and for the Period from October 15, 2010 (date of inception) to June 30, 2011
Balance sheet data:
Prepaid expenses and other current assets	$26
Accounts payable and accrued expenses	1,710
Total stockholders’ deficit	(1,684)
Other data:
Net loss	(98)
Cash flow used in operating activities	(90)
Cash flow provided by financing activities	90

Results of Operations

As of June 30, 2011, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

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

Distributions

As of June 30, 2011, we have not commenced active operations.  Therefore, we have not had any income, cash flow provided from operations, funds available for distribution or issued any shares to the public. Our board of directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The distributions will accrue commencing the later of 30 days following our initial property acquisition or August 1, 2011. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00180821918 per day. We intend to fund such distributions from cash flow from operations, however, if we are unable to do so, we may fund distributions from an unlimited amount of any source as described above in — “Liquidity and Capital Resources.” The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must make distributions annually equal to at least 90% of our “REIT taxable income” (excluding net capital gains), determined without regard to the deduction of dividends paid.

  Dilution

In connection with our ongoing offering of common stock, we are providing information about out net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets, less intangible assets, (2) minus total liabilities, less intangible liabilities, (3) divided by the total number of shares of common stock outstanding.  It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share.  It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of June 30, 2011 and December 31, 2010, our net tangible book value per share was not meaningful because we had issued no shares to third party investors nor have we purchased any properties. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at June 30, 2011 and December 31, 2010 was $10.00.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement (file No. 333-170298), as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

None

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

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2011

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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