Form 10-Q
period 2011-09-30
American Realty Capital Trust III, Inc.
filed 2011-11-10
CIK 1503828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on October 31, 2011 was 4,789,338 shares.

AMERICAN REALTY CAPITAL TRUST III, INC.
INDEX

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$994	$—
Buildings, fixtures , and improvements	9,673	—
Acquired intangible lease assets	1,416	—
Total real estate investments at cost	12,083	—
Cash	6,336	—
Prepaid expenses and other assets	919	—
Deferred financing costs, net	150	—
Deferred offering costs	—	402
Total assets	$19,488	$402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Derivatives, at fair value	$70	$—
Accounts payable and accrued expenses	638	202
Deferred rent	79	—
Distributions payable	18	—
Total liabilities	805	202

Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Common stock, $0.01 par value per share, 300,000,000 and 100,000 shares authorized, 2,649,738 and 20,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	26	—
Additional paid-in capital	19,339	200
Accumulated other comprehensive loss	(70)	—
Accumulated deficit	(612)	—
Total stockholders’ equity	18,683	200
Total liabilities and stockholders’ equity	$19,488	$402

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Rental income	$8	$8

Expenses:
Property operating	2	2
Operating fees to affiliates	—	—
Acquisition and transaction related	420	420
General and administrative	82	180
Total operating expenses	504	602
Net loss	$(496)	$(594)
Basic and diluted weighted average shares outstanding	685,340	244,217
Basic and diluted net loss per share	$(0.72)	$(2.43)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except for share data)
(Unaudited)

	Common stock		Additional	Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2010	20,000	$—	$200	$—	$—	$200
Issuance of common stock	2,623,738	26	26,195	—	—	26,221
Common stock offering costs, commissions and dealer manager fees	—	—	(7,062)	—	—	(7,062)
Distributions declared	—	—	—	—	(18)	(18)
Issuance of restricted shares	6,000	—	—	—	—	—
Amortization of restricted shares	—	—	6	—	—	6
Designated derivatives, fair value	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(594)	(594)
Total comprehensive loss	—	—	—	(70)	(594)	(664)
Balance, September 30, 2011	2,649,738	$26	$19,339	$(70)	$(612)	$18,683

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(594)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of restricted shares	6
Changes in assets and liabilities:
Prepaid expenses and other assets	(35)
Accounts payable and accrued expenses	59
Deferred rent	79
Net cash used in operating activities	(485)

Cash Flows from investing activities:
Investment in real estate and other assets	(12,083)
Net cash used in investing activities	(12,083)

Cash flows from financing activities:
Payments of deferred financing costs	(150)
Proceeds from issuance of common stock	25,337
Payments of offering costs and fees related to stock issuance	(6,267)
Payments to affiliates, net	(16)
Net cash provided by financing activities	18,904
Net change in cash	6,336
Cash, beginning of period	—
Cash, end of period	$6,336

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 — Organization

  American Realty Capital Trust III, Inc. (the “Company”), incorporated on October 15, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On March 31, 2011, the Company commenced its initial public offering (the “IPO) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the “Registration Statement) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

The Company sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the “ Special Limited Partner”), an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on October 20, 2010, at $10.00 per share. In August 2011, the Company had raised proceeds sufficient to break escrow in connection with its IPO. As of September 30, 2011, the Company issued approximately 2.6 million shares of common stock, including unvested restricted shares, for total gross proceeds of approximately $26.4 million. As of September 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was approximately $26.4 million, based on a per share value of $10.00.

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Advisors III, LLC (the “Advisor”), is the Company’s affiliated advisor. The Company purchased its first property and commenced real estate operations in September 2011.  As of September 30, 2011, the Company owned three properties with an aggregate purchase price of $12.1 million, comprised of 59,303 square feet which were 100% occupied.

Substantially all of the Company’s business will be conducted through American Realty Capital Operating Partnership III, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 99.01% of the units of the OP. Additionally, the Advisor contributed $2,000 to the OP in exchange for 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the company, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Properties III, LLC (the “Property Manager”), an entity wholly owned by the Special Limited Partner, to serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and for the period from October 15, 2010 (date of inception) to December 31, 2010, which are included in the Company’s Registration Statement. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2011 other than the updates described below.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Development Stage Company

On August 10, 2011, the Company raised proceeds sufficient to break escrow in connection with its IPO on a reasonable best efforts basis.  The Company received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders.  The Company purchased its first property and commenced operations on September 27, 2011, and as of such date is no longer considered to be a development stage company.

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets. No depreciation or amortization was recorded during the three months ended September 30, 2011, since the real estate assets acquired were completed in late September 2011.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Deferred Offering Costs

The Company has incurred certain expenses in connection with registering to sell shares of its common stock as discussed in Note 1 — Organization.  These costs principally relate to professional fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. As of December 31, 2010, such costs totaled approximately $0.4 million and were included in deferred offering costs in the accompanying balance sheet.  On March 31, 2011, the day the Company commenced its IPO, deferred offering costs were reclassified to stockholders’ equity.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Organization and offering costs, including selling commissions and dealer manager fees, included in stockholders’ equity at September 30, 2011 totaled approximately $7.1 million, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.  The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 8 – Related Party Transactions and Arrangements).

Share Repurchase Program

The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of its offering. Beginning 18 months after the completion of the Company’s offering (excluding common shares issued under the DRIP), the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which is expected to include independent valuations of properties or of the Company as a whole.

The Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time.  Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.   Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.

 When a stockholder requests redemption and the redemption is approved by the Company’s board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. At September 30, 2011 and December 31, 2010, no shares were eligible to be redeemed as the one-year holding requirement had not yet been met.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.  Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  There have been no shares issued under the DRIP as of September 30, 2011 as the Company’s first distribution was paid in October 2011.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company had one derivative designated as a cash flow hedge as of September 30, 2011 and none as of December 31, 2010.  The Company entered into an interest rate swap agreement in August 2011 to fix a pending variable-rate mortgage.  The Company purchased the underlying property, FedEx, in September 2011 for a purchase price of $8.9 million.  The Company entered into the related variable-rate mortgage agreement and received mortgage proceeds of $5.1 million in November 2011.

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance of share based payments (See Note 10 – Share-Based Compensation).  The guidance on share based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2011. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of total consolidated revenues.  Management evaluates the operating performance of the Company’s investments in real estate on an individual property level.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on the Company’s financial position or results of operations.  The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The adoption of this guidance was effective on January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. The adoption of this guidance was effective for the Company for acquisitions occurring on or after January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

Three and Nine Months Ended September 30, 2011
Real estate investments, at cost:
Land	$994
Buildings, fixtures and improvements	9,673
Total tangible assets	10,667
Acquired intangibles:
In-place leases	1,416
Cash paid for acquired real estate investments	$12,083
Number of properties purchased	3

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company acquired the following properties, which are 100% leased, during the nine months ended September 30, 2011 (base purchase price and annualized average rental income in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income (4)

FedEx	Sept 2011	1	45,832	14.9	$8,939	7.8%	$697
Advance Auto	Sept 2011	2	13,471	10.0	3,144	8.0%	252

Total		3	59,303	13.6	$12,083	7.9%	$949

Annualized average rental income per square foot			$16.00
___________________________

(1)
Remaining lease term as of September 30, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)
Contract purchase price excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.

(3)	Annualized rental income on a straight-line basis divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.
(4)	Annualized rental income as of September 30, 2011 for the property portfolio on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable.

The following table presents the pro forma information as if the acquisitions during the three and nine months ended September 30, 2011 had been consummated on January 1, 2011 (amounts in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Pro forma revenues	$242	$719
Pro forma net loss	(436)	(405)
Basic and diluted loss per share (1)	$(0.64)	$(1.66)

_________________________
(1)	Based on the basic and diluted weighted shares outstanding for the three and nine months ended September 30, 2011 as presented on the consolidated statements of operations.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of September 30, 2011.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
October 1, 2011 – December 31, 2011	$237
2012	949
2013	949
2014	949
2015	949
Thereafter	8,872
$12,905

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for the portfolio properties on a straight-line basis as of September 30, 2011:

Tenant	September 30, 2011
FedEx	73.4%
Advance Auto	26.6%

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2011.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 4 — Fair Value of Financial Instruments

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

The following table presents information about the Company’s assets (including derivatives) measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall.  There were no derivatives as of December 31, 2010. (amounts in thousands):

September 30, 2011:	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivatives:
Interest rate swaps	$—	$70	$—	$70

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

Derivatives are used to hedge the variable cash flows associated with existing or forecasted, variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $48,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.  There were no interest rate derivatives designated as cash flow hedges of interest rate risk as of December 31, 2010. (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	$5,060

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting based on the results of the net written option test.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2011.  There were no derivative financial instruments as of December 31, 2010 (amounts in thousands):

	Balance Sheet Location	September 30, 2011
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(70)
Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2011 (amounts in thousands):

Three and Nine Months Ended September 30, 2011
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(70)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—
Credit-risk-related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.

As of September 30, 2011, the fair value of the derivative in a liability position related to this agreement was $0.1 million. As of September 30, 2011, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligation under the agreement at its aggregate termination value of $0.1 million at September 30, 2011.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 6 — Common Stock

On March 31, 2011, the Company’s IPO became effective.  As of September 30, 2011 and December 31, 2010, the Company had 2.6 million and 20,000 shares of common stock outstanding from gross proceeds of $26.4 million and $0.2 million, respectively.

On July 20, 2011, the Company’s board of directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The first distribution was paid in October 2011 to stockholders of record on September 27, 2011, the date of our first property acquisition, through September 30, 2011.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00180821918 per day.

Note 7 — Commitments and Contingencies

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

Note 8 — Related Party Transactions and Arrangements

The Special Limited Partner, an entity wholly owned by the Sponsor, owns 20,000 shares of the Company’s outstanding common stock. The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of September 30, 2011 and December 31, 2010, the Company had payables to affiliated entities of $0 and $16,000, respectively.  The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.1 million and $30,000 as of September 30, 2011 and December 31, 2010, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.  The Company is responsible for offering and other costs related to the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock.

Fees Paid in Connection with the IPO

The Dealer Manager and Sponsor receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The following table details the results of the above activities (amounts in thousands):

Three and Nine Months Ended September 30, 2011
Total commissions paid to Dealer Manager	$2,564
Less:
Commissions to participating broker dealers	(1,810)
Reallowance to participating broker dealers	(147)
Net to Dealer Manager (1)	$607
Fees and expense reimbursements paid to Advisor	$1,231
_________________________
(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

Fees Paid in Connection With the Operations of the Company

  The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.

The Company will pay the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable on a monthly basis, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement.  The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the nine months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such nine month period.

Unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of up to 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 2.5% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the affiliated Property Manager, an oversight fee of up to 1.0% of the gross revenues of the property managed.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the three and nine months ended September 30, 2011.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations.

The following tables detail amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the three and nine months ended September 30, 2011.  (amounts in thousands):

	Three and Nine Months Ended September 30, 2011
	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$196	$—
Financing coordination fees	—	—

Ongoing fees:
Asset management fees (1)	—	1
Property management and leasing fees	—	—
Total related party operation fees and reimbursements	$196	$1
_____________________________
(1)
These fees have been waived.  However, the Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay future asset management fees in the form of performance-based restricted shares.

 In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees.  The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs.

As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its past practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three or nine months ended September 30, 2011.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three or nine months ended September 30, 2011.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the three or nine months ended September 30, 2011.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 9 — Economic Dependency

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

Note 10 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of September 30, 2011 and December 31, 2010, no stock options were issued under the Plan.

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

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. In March 2011, 6,000 shares were issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $3,000 and $6,000 for the three and nine months ended September 30, 2011, respectively.

Note 11 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2011 (net loss in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net loss	$(496)	$(594)
Weighted average common shares outstanding	685,340	244,217
Net loss per share, basic and diluted	$(0.72)	$(2.43)

As of September 30, 2011, the Company had 6,000 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Completion of Acquisitions of Assets

The following table presents certain information about the properties that the Company acquired from October 1, 2011 to October 31, 2011 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – September 30, 2011	3	59,303	$12,083
Acquisitions	13	135,521	21,649
Total portfolio – October 31, 2011	16	194,824	$33,732
________________________
(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisitions made subsequent to September 30, 2011 were made in the normal course of business and none were individually significant to the total portfolio.

AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Financings

In November 2011, the Company received proceeds of $5.1 million related to a mortgage note payable, secured by the FedEx property,   which bears interest at a variable-rate of the One-Month London Interbank Offered Rate plus 225 basis points. The interest rate on the mortgage note is fixed at 3.70% through an interest rate swap agreement. The mortgage note requires monthly payments of interest only with the principal due at maturity in December 2016.

Sales of Common Stock

As of October 31, 2011, the Company had issued approximately 4.8 million shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $47.6 million. As of October 31, 2011, the aggregate value of all share issuances was $47.8 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to September 30, 2011	October 1 to October 31, 2011	Total
Common shares	$26,418	$21,184	$47,602

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

Overview

We were incorporated on October 15, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On March 31, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the “Registration Statement”) filed with the U.S Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”), under which our common stock holders may elect to have their distributions reinvested in additional shares of the our common stock at the greater of $9.50 per share of 95% of the estimated value of a share of common stock.

In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. As of September 30, 2011, we had issued approximately 2.6 million shares of common stock, including unvested restricted shares, for total gross proceeds of approximately $26.4 million. As of September 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was approximately $26.4 million based on a per share value of $10.00.

We were formed to primarily acquire a diversified portfolio of commercial properties, with an emphasis on a diversified portfolio comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced our real estate operations in September 2011.  As of September 30, 2011, we owned three properties with an aggregate purchase price of approximately $12.1 million, comprising of 59,303 square feet which were 100% occupied.

Substantially all of our business will be conducted through the OP. We are the sole general partner and holder of 99.01% of the limited partner interests in the OP. Additionally, the Advisor contributed $2,000 to the OP in exchange for 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with our IPO. Organization and offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the offering.

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to fifteen years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 2 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that we will finalize once we receive additional information. Accordingly, these allocations are subject to revision when final information is available, although we do not expect future revisions to have a significant impact on our financial position or results of operations.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on our financial position or results of operations.  The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on our financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was effective on January 1, 2011.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was effective for acquisitions occurring on or after January 1, 2011.  The adoption of this guidance did not have a material impact upon our financial position or results of operations.

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact our financial position or results of operations.

Results of Operations

We were incorporated on October 15, 2010.  We purchased our first property and commenced our real estate operations in September 2011.  As of September 30, 2011, we owned three properties with an aggregate purchase price of $12.1 million, comprising 59,303 square feet which were 100% occupied.  The annualized rental income per square foot of the properties at September 30, 2011 was $16.00 with a weighted average remaining lease term of approximately 13.6 years.  Pursuant to the lease agreements, the tenants are directly responsible for all operating costs of the respective properties, except for additional property insurance included in property operating expense.

Acquisition and transaction related expenses of $0.4 million for the three and nine months ended September 31, 2011 related to the acquisition of three properties of an aggregate purchase price of $12.1 million.

General and administrative expenses for the three and nine months ended September 30, 2011 of $0.1 million and $0.2 million, respectively, primarily included board member compensation, insurance expense, audit costs and professional fees.

Cash Flows for the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, net cash used in operating activities of $0.5 million was primarily due to a net loss of $0.6 million, partially offset by an increase accounts payable, accrued expenses and deferred rent of $0.1 million.

The net cash used in investing activities during the nine months ended September 30, 2011 of approximately $12.1 million related to the acquisition of three properties in September 2011.

Net cash provided by financing activities during the nine months ended September 30, 2011 totaled approximately $18.9 million. This cash inflow consisted primarily of approximately $25.3 million from the issuance of common stock, which was partially offset by $6.3 million and $0.2 million in payments related to offering costs and financing costs related to secured financings on pending acquisitions, respectively.

Liquidity and Capital Resources

In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  The Company received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to its initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced our real estate operations in September 2011.  As of September 30, 2011, we owned three properties with an aggregate purchase price of approximately $12.1 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and for the payment of principal and interest on the outstanding indebtedness we expect to incur. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing offering. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.  Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2011, we had approximately 2.6 million shares of common stock outstanding, including restricted stock, for gross proceeds of approximately $26.4 million.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2011, we had no shares eligible for repurchase as the one year holding requirement has not been met.

As of September 30, 2011, we had cash and cash equivalents of $6.3 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Distributions

On July 20, 2011, our board of directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The first distribution was paid in October 2011 to stockholders of record at the close of business each day during the period commencing September 27, 2011, the date of our first property acquisition, through September 30, 2011.   The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00180821918 per day. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

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

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital II, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 8 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. As of September 30, 2011, we had no long-term debt, but anticipate incurring long-term debt in the future.  Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives with respect to long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement (file No. 333-170298), as amended from time to time .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the nine months ended September 30, 2011.

b)
On March 31, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-170298) filed with the SEC under the Securities Act of 1933, as amended.  Our Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.  As of September 30, 2011, we have issued 2.6 million shares of our common stock, from $26.4 million of gross offering proceeds.  As of September 30, 2011, we have incurred $7.1 million of cumulative offering costs in connection with the issuance and distribution of our common stock.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2011 we have used the net proceeds from our IPO to purchase three properties with an aggregate purchase price of approximately $12.1 million.

c)	We did not repurchase any of our securities during the nine months ended September 30, 2011, and no shares were eligible for redemption.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:  November 10, 2011

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

4.2	Acquisition Loan Agreement by and between ARC FEBTTMT001, LLC and BOKF, NA (d/b/a Bank of Texas)

4.3	Note given by ARC FEBTTMT001, LLC to BOKF, NA (d/b/a Bank of Texas)

4.4	Deed of Trust and Security Agreement (With Assignment of Rents) by and among ARC FEBTTMT001, LLC, Alan C. Bryan, as Trustee, and BOKF, NA (d/b/a Bank of Texas)

10.6	Agreement for Purchase and Sale of Real Property by and between American Realty Capital II, LLC and William Charles Butte Montana, LLC

10.7	Guaranty by American Realty Capital Operating Partnership III, L.P. and BOKF, NA (d/b/a Bank of Texas)

10.8	Agreement for Purchase and Sale of Real Property by and among American Realty Capital II, LLC, Oakley Investments, LLC and Coit Properties, LLC

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