Form 10-K
period 2011-12-31
American Realty Capital Trust III, Inc.
filed 2012-02-29
CIK 1503828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 333-170298

AMERICAN REALTY CAPITAL TRUST III, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3715929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, no shares had been offered to the public. There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-170298), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The number of outstanding shares of the registrant’s common stock on February 15, 2012 was 15,832,019 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL TRUST III, INC.
FORM 10-K
Year Ended December 31, 2011

i

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust III, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and American Realty Capital Advisors III, LLC, our affiliated Advisor, (the "Advisor") has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•
Our initial public offering of common stock (the “IPO”), which commenced on March 31, 2011, is a blind pool offering, except as described under the "Investment Objectives and Policies" section of the prospectus for the IPO, and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

ii

PART I

Item 1. Business

Organization

We were incorporated on October 15, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On March 31, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the “Registration Statement) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

We sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by AR Capital, LLC (formerly American Realty Capital II, LLC) (the “Sponsor”) on October 20, 2010, at $10.00 per share. In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. As of December 31, 2011, we had issued 10.4 million shares of common stock, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $102.7 million. As of December 31, 2011, the aggregate value of all common share issuances was $103.5 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in September 2011.  As of December 31, 2011, we owned 41 properties with an aggregate purchase price of $72.5 million, comprised of 426,829 square feet which were 100% leased.

Substantially all of our business is conducted through American Realty Capital Operating Partnership III, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of more than 99.9% of the units of the OP. American Realty Capital Advisors III, LLC (our "Advisor") is the sole limited partner and owner of less than 0.1% (non-controlling interest) of our OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees. We retained the Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Properties III, LLC (the “Property Manager”), an entity wholly owned by the Special Limited Partner, to serve as the Company’s property manager. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments.

Investment Objectives

Our investment goals are as follows:

•	Free-Standing, Single Tenant Properties — Buy primarily free-standing single-tenant retail properties, net leased to investment grade and other creditworthy tenants;

•	Long-Term Leases — Acquire long-term leases with minimum, non-cancelable remaining lease terms of ten or more years;

•
Low Leverage — Finance our portfolio opportunistically at a target leverage level of not more than 50% loan-to-value (calculated after the close of our initial ongoing offering and once we have invested substantially all the proceeds of our IPO);

•
Diversified Portfolio — Once we have substantially invested all of the proceeds of this offering, we expect to assemble a well-diversified portfolio based on geography, tenant diversity, lease expirations, and other factors;

•	Monthly Distributions — Pay distributions monthly, covered by funds from operations;

•	Exit Strategy — We expect to sell our assets, sell or merge our company, or list our company within three to five years after the end of our IPO; and

•	Maximize Total Returns — Maximize total returns to our stockholders through a combination of realized appreciation.

Acquisition and Investment Policies

Primary Investment Focus

We intend to focus our investment activities on acquiring free-standing, single-tenant retail properties net leased to investment grade and other creditworthy tenants. The real estate debt we originate or acquire, if any, is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans or preferred equity. We seek to build a diversified portfolio comprised primarily of free-standing single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased on a long-term basis to investment grade and other creditworthy tenants.

Our Advisor believes that a REIT focusing on the acquisition of single-tenant freestanding retail properties double-net and triple-net leased to investment grade and other creditworthy tenants for periods of 10 to 25 years or greater presents an optimal risk-adjusted return and will help us achieve our investment objectives (a) to provide current income for investors through the payment of cash distributions and (b) to preserve and return investors' capital and to maximize risk-adjusted returns. Unlike funds that invest solely in multi-tenant properties, or in properties that are predominantly occupied by non-investment grade tenants and subject to short-term leases, we plan to acquire a diversified portfolio comprised primarily of investment grade and creditworthy single-tenant properties that are net leased for minimum periods of 10 to 25 years.

We will generally target properties that have remaining lease terms in excess of ten years. We may acquire properties with shorter terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We currently expect all of our acquisitions will be in the United States and Commonwealth of Puerto Rico.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of our IPO that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties and the amount of proceeds raised in our IPO.

Investing in Real Property

We expect to invest in primarily free-standing, single tenant retail properties net-leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Advisor will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor will have substantial discretion with respect to the selection of specific investments, subject to Board approval.

The following table lists the tenants whose annualized rental income on a straight-line basis or net operating income ("NOI") represented greater than 10% of consolidated revenues as of December 31, 2011:

Tenant
Dollar General	43.4%
Walgreens	27.9%
FedEx	16.2%

The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income as of December 31, 2011:

State
Texas	14.7%
Montana	12.2%

Investing In and Originating Loans

We may originate or acquire real estate loans. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in or originate real estate loans (excluding publicly traded real estate debt) in excess of 20% of the aggregate value of our assets as of the close of our offering period and thereafter.

We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our Board of Directors, including a majority of our independent directors, unless substantial justification exists, as determined by our Board of Directors, including a majority of our independent directors. Our Board of Directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our Board of Directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

Our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:

•	the percentage of our assets that may be invested in any type or any single loan; or

•	the types of properties subject to the mortgages or other loans in which we invest.

Investing in Real Estate Securities

We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. It is our intention that we be limited to investing no more than 20% of the aggregate value of our assets as of the close of our initial ongoing offering period and thereafter in publicly traded real estate equity or debt securities, including, but not limited to, CMBS. However, any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.

Acquisition Structure

We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring retail properties but we also may acquire multifamily, industrial, hotel and other types of real property.

International Investments

We do not intend to invest in real estate outside of the United States or Puerto Rico or make other real estate investments related to assets located outside of the United States.

Development and Construction of Properties

We do not intend to acquire undeveloped land, develop new properties, or substantially redevelop existing properties.

Joint Ventures

We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. We may enter into joint ventures with our sponsor, our directors, our advisor or its affiliates only if a majority of our Board of Directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers. Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest.

Exit Strategy — Liquidity Event

It is our intention to commence the process of achieving a Liquidity Event not later than three to five years after the termination of our IPO. A “Liquidity Event” could include a sale of our assets, a sale or merger of our company, a listing of our common stock on a national securities exchange (provided we meet the then applicable listing requirements), or other similar transaction.

Financing Strategies and Policies

Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.

Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association ("NASAA") REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.

In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our initial ongoing offering period and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We will not borrow from our Advisor or its affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2011.

Competition

The retail market is highly competitive. We compete in all of our markets with other owners and operators of retail properties. The continued development of new retail properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.

Employees

We have no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors

Risks Related to our Business and Operations

We have limited prior operating history or established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We have limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on October 15, 2010. As of December 31, 2011, we had acquired 41 properties.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of operations. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital Trust III, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.

Our Sponsor has only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.

There currently is no public market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our Board of Directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our Board of Directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you likely will have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

If we, through American Realty Capital Advisors III, LLC, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of your investment.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of American Realty Capital Advisors III, LLC, our Advisor, in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. We currently own 41 properties. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our future investments. You must rely entirely on the management ability of American Realty Capital Advisors III, LLC and the oversight of our Board of Directors. We cannot be sure that American Realty Capital Advisors III, LLC will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection and acquisition, likely would adversely affect our ability to make distributions and the value of your overall returns. Generally, we may fund distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. If we encounter any such delays, we may pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If American Realty Capital Advisors III, LLC is unable to obtain suitable investments, we will hold the proceeds of our IPO in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to you. If we cannot invest proceeds from our IPO within a reasonable amount of time, or if our Board of Directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

Our IPO is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. We may be unable to raise even the minimum offering amount. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.

We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Weil or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our Board of Directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status. We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our IPO or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of your investment.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. However, as required by the NASAA REIT Guidelines, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to you.

Risks Related to Conflicts of Interest

American Realty Capital Advisors III, LLC will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the nine American Realty Capital-sponsored REITs and a business development company. American Realty Capital-sponsored REITs, including us and American Realty Capital Trust, Inc., or ARCT, American Realty Capital New York Recovery REIT, Inc., or NYRR, Phillips Edison — ARC Shopping Center REIT, Inc., or PE-ARC, American Realty Capital Healthcare Trust, Inc., or ARC HT, American Realty Capital — Retail Centers of America, Inc., or ARC RCA, American Realty Capital Daily Net Asset Value Trust, Inc., or ARC Daily NAV, Business Development Corporation of America, or BDCA, have effective registration statements and currently are offering securities in the aggregate of approximately $9.0 billion. American Realty Capital Global Daily Net Asset Value Trust, Inc., or ARC Global DNAV, has a registration statement that is not yet effective and is in the development phase. In addition, American Realty Capital Trust, Inc., or ARCT, completed its public offering of common stock in December 2011 for gross proceeds of approximately $1.7 billion. American Realty Capital Properties, Inc., or ARCP, which currently trades on NASDAQ Capital Market under the symbol “ARCP,” completed its initial public offering of common stock for gross proceeds of approximately $69.8 million. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.

American Realty Capital Advisors III, LLC faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on your investment.

We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. American Realty Capital Advisors III, LLC may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, American Realty Capital Advisors III, LLC may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since American Realty Capital Advisors III, LLC and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

American Realty Capital Advisors III, LLC, our Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

American Realty Capital Advisors III, LLC, our Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs, including ARC-sponsored REITs, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their Advisors. One American Realty Capital-sponsored REITs, has a registration statement that is not yet effective and is in the development phase, and one of American Realty Capital-sponsored REIT has a registration statement that became effective in the past six months. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.

We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.

The American Realty Capital group of companies is currently the sponsor of six public offerings of non-traded REIT shares and a business development company which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and intend to elect to be taxed as REITs. The offerings will likely occur concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. In addition, the American Realty Capital Group of companies is the sponsor of two REITs that are listed or have applied for listing on NASDAQ exchanges. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our Board of Directors, and Edward M. Weil, president and chief operating officer, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by ARC. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

American Realty Capital Advisors III, LLC faces conflicts of interest relating to the incentive fee structure under our Advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our Advisory agreement, American Realty Capital Advisors III, LLC or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our Advisory agreement will require us to pay a termination fee to our Advisor or its affiliates if we terminate the Advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the Advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the Advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the Advisory agreement upon a change of control of our company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of your investment.

Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to Our IPO and Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our Board of Directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our Board of Directors to issue up to 350.0 million shares of stock. In addition, our Board of Directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board of Directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board of Directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the Board of Directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the Board of Directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has exempted any business combination involving American Realty Capital Advisors III, LLC or any affiliate of American Realty Capital Advisors III, LLC. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and American Realty Capital Advisors III, LLC or any affiliate of American Realty Capital Advisors III, LLC. As a result, American Realty Capital Advisors III, LLC and any affiliate of American Realty Capital Advisors III, LLC may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. For a more detailed discussion of the Maryland laws governing us and the ownership of our shares of common stock.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” “Investment securities” excludes (A) government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

Since we will be primarily engaged in the business of acquiring real estate, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our Board of Directors may change our investment policies without stockholder approval, which could alter the nature of your investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our Board of Directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering, therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our IPO and for a substantial period of time thereafter.

We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our Board of Directors will determine the value of our properties and our other assets based on such information as our Board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our IPO.

You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.

Our Board of Directors may amend the terms of our share repurchase program without stockholder approval. Our Board of Directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. Unless such repurchase is in connection with a stockholder’s death or disability, prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount you paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

We established the offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.

Our Board of Directors has arbitrarily determined the selling price of the shares, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that you would receive upon liquidation.

Because the Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of the prospectus or us customarily performed in underwritten offerings.

The Dealer Manager, Realty Capital Securities, LLC, is one of our affiliates and will not make an independent review of us or our offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of our IPO. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of our IPO. Further, the due diligence investigation of us by the Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

Because our Advisor is wholly owned by our Sponsor through the special limited partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors’ interest.

American Realty Capital Advisors III, LLC is indirectly wholly owned by our Sponsor through the special limited partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors’ interests.

Your interest in us will be diluted if we issue additional shares, which could adversely affect the value of your investment.

Existing stockholders and potential investors in our IPO do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board of Directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our Board of Directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our IPO likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our IPO or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of American Realty Capital Operating Partnership III, L.P., existing stockholders and investors purchasing shares in our IPO will likely experience dilution of their equity investment in us. In addition, the partnership agreement for American Realty Capital Operating Partnership III, L.P. contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of American Realty Capital Operating Partnership III, L.P. Because the limited partnership interests of American Realty Capital Operating Partnership III, L.P. may, in the discretion of our Board of Directors, be exchanged for shares of our common stock, any merger, exchange or conversion between American Realty Capital Operating Partnership III, L.P. and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

Payment of fees to American Realty Capital Advisors III, LLC and its affiliates reduces cash available for investment and distributions to you.

American Realty Capital Advisors III, LLC and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. For a more detailed discussion of the fees payable to such entities in respect of our IPO.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions to you.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

Many of our properties will depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

We expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to you.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition and ability to make distributions to you could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to you.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our IPO’s gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our IPO for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on your investment.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions and our funds available for future acquisitions and our ability to pay cash distributions to you.

Any properties that we buy in the future will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a triple-net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to you.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.

CC&Rs may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may use proceeds from our IPO to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, your investment will be subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

Our properties typically are, and we expect will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you.

Delays in acquisitions of properties may have an adverse effect on your investment.

There may be a substantial period of time before the proceeds of our IPO are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to you.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to you.

There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying the assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions persist or worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken your return on investment.

Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuation in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to you.

We expect a large portion of our rental income to come from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, which could adversely affect the value of your investment.

We focus our investments on commercial and retail properties, including special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to you.

Potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. The final standards are expected to be issued in 2011. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

Retail Industry Risks

The continued economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.

The current economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.

Continued disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption for nearly three years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit. We will rely on debt financing to finance our properties and possibly other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

The continued disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we will acquire. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could further negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

•	the values of our investments in retail properties could decrease below the amounts we will pay for these investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of these loans;

•
revenues from properties we acquire could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on future debt financings, and/or;

•
revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on future debt financings.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

Retail conditions may adversely affect our income and our ability to make distributions to you.

A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties will be located in public places such as shopping centers and malls, and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases also may include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.

Competition with other retail channels may reduce our profitability and the return on your investment.

Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogs and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.

We expect that our properties will be located in developed areas. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry and have a disproportionate adverse effect on the value of our investments.

We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of your investment.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. A reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

If we enter into long-term leases with retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.

Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.

Risks Associated with Debt Financing and Investments

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders, determined without regard to the deduction for dividends paid and excluding any capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our initial ongoing offering and once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace American Realty Capital Advisors III, LLC as our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our aggregate borrowings to 40% to 50% of the fair market value of all of our assets (calculated after the close of our initial ongoing offering and once we have invested substantially all the proceeds of our IPO), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.

We may invest in collateralized mortgage-backed securities (CMBS), which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. We intend to manage this risk by investing in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association (GNMA), or U.S. government sponsored enterprises, such as the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. We intend to manage interest rate risk by purchasing CMBS offered in tranches, or with sinking fund features, that are designed to match our investment objectives. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Any real estate debt security that we originate or purchase are subject to the risks of delinquency and foreclosure.

We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to you. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2011. However, we may terminate our REIT qualification, if our Board of Directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Despite our present intention to avoid the 100% prohibited transaction tax, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.

A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of the operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to annually distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years 2010 and 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common stock. Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in a combination of cash and stock with respect to the taxable years 2010 and 2011, and it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has been reduced to 15% for tax years beginning before January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax Advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board of Directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year ending on or after December 31, 2011, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after 2011. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board of Directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of U.S. real property generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Our common stock will not constitute a “U.S. real property interest” so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a U.S. real property interest if (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax Advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

As of December 31, 2011 we owned 41 properties located in 17 states. All of these properties are free standing, single-tenant properties, 100% leased with a weighted average remaining lease term of 15.9 years as of December 31, 2011. In the aggregate, these properties represent 426,829 rentable square feet.

The following table presents certain additional information about the properties we own at December 31, 2011 (annualized rental income / net operating income ("NOI") and base purchase price in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/NOI (4)	Annualized Rental Income/NOI per Square Foot
FedEx	Sep. 2011	1	45,832	14.7	$8,939	7.8%	$697	$15.21
Advance Auto	Sep. 2011	2	13,471	9.8	3,144	8.0%	252	18.71
Walgreens	Oct. & Nov. 2011	2	23,527	23.6	12,803	7.0%	895	38.04
Walgreens II	Oct. 2011	1	14,820	21.4	4,603	7.1%	327	22.06
Dollar General	Nov. 2011	11	109,349	13.7	12,452	8.2%	1,024	9.36
Dollar General II	Nov. 2011	5	45,156	14.0	4,503	8.4%	380	8.42
Walgreens III	Nov. 2011	1	14,820	20.9	4,932	7.4%	365	24.63
Dollar General III	Dec. 2011	1	10,714	14.9	1,311	8.2%	108	10.08
GSA (5)	Dec. 2011	1	6,255	8.2	1,973	8.4%	166	26.54
Dollar General IV	Dec. 2011	1	9,014	14.8	929	8.3%	77	8.54
FedEx II	Dec. 2011	1	11,403	11.5	2,972	7.6%	226	19.82
Family Dollar	Dec. 2011	2	16,100	9.3	1,784	9.1%	162	10.06
Dollar General V	Dec. 2011	8	74,601	14.2	7,846	8.3%	649	8.70
Dollar General VI	Dec. 2011	3	27,439	14.9	2,692	8.6%	231	8.42
GSA II (5)	Dec. 2011	1	4,328	13.9	1,570	8.6%	135	31.19
Total		41	426,829	15.9	$72,453	7.9%	$5,694	$13.34
____________________________

(1)
Remaining lease term as of December 31, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and other closing costs on property.

(3)
Annualized rental income on a straight-line basis or annualized NOI as applicable, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Lease on the property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

The following table details the industry distribution of our portfolio as of December 31, 2011 (dollar amounts in thousands):

Industry	No. of Buildings	Square Feet	Square Foot %	Annualized Rental Income/NOI (1)	Annualized Rental Income %
Auto Retail	2	13,471	3.1%	$252	4.4%
Freight	2	57,235	13.4%	923	16.2%
Pharmacy	4	53,167	12.5%	1,587	27.9%
Discount Retail	31	292,373	68.5%	2,631	46.2%
Government Services	2	10,583	2.5%	301	5.3%
	41	426,829	100.0%	$5,694	100.0%
____________________________

(1)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

The following table details the geographic distribution of our portfolio as of December 31, 2011 (dollar amounts in thousands):

State	No. of Buildings	Square Feet	Square Foot %	Annualized Rental Income/NOI (1)	Annualized Rental Income %
Alabama	3	28,742	6.7%	$272	4.8%
California	1	14,820	3.5%	327	5.7%
Colorado	1	4,328	1.0%	135	2.4%
Florida	3	27,844	6.5%	352	6.2%
Indiana	1	9,014	2.1%	77	1.4%
Michigan	1	14,820	3.5%	365	6.4%
Mississippi	3	27,439	6.4%	231	4.1%
Missouri	7	64,874	15.2%	559	9.8%
Montana	1	45,832	10.7%	697	12.2%
Nebraska	1	8,050	1.9%	82	1.4%
New Hampshire	1	11,403	2.7%	226	4.0%
New Jersey	1	12,175	2.9%	563	9.9%
New York	1	11,352	2.7%	332	5.8%
Ohio	4	36,749	8.6%	331	5.8%
Tennessee	1	9,014	2.1%	80	1.4%
Texas	8	72,649	17.0%	837	14.7%
Wisconsin	3	27,724	6.5%	226	4.0%
	41	426,829	100.0%	$5,692	100.0%
____________________________

(1)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Property Financing

In November 2011, we received proceeds of $5.1 million related to a mortgage note payable, secured by one of our FedEx properties, which bears interest at a variable-rate of the One-Month London Interbank Offered Rate plus 2.25%. The interest rate on the mortgage note is fixed at 3.70% through an interest rate swap agreement. The mortgage note requires monthly payments of interest with the principal due at maturity in October 2016.

Future Minimum Lease Payments

The following table presents future minimum base rent payments, on a cash-basis, due to us over the next ten years and thereafter from the properties we own as of December 31, 2011 (in thousands):

Future Minimum Base Rent Payments
2012	$5,779
2013	5,779
2014	5,779
2015	5,779
2016	5,779
2017	5,779
2018	5,779
2019	5,779
2020	5,602
2021	5,403
Thereafter	34,263
$91,500

Future Lease Expirations

Over the next ten years, we have one lease expiring in the March 2020, which provides for $0.2 million annualized rental income on a straight-line basis representing 2.9% of total portfolio annualized rental income on a straight-line basis and is comprised of 6,255 rentable square feet which represents 1.5% of total portfolio rentable square feet.

Tenant Concentration

The following table lists tenants whose square footage or annualized rental income/NOI is greater than 10% of the total portfolio square footage or annualized rental income/NOI as of December 31, 2011 (annualized rental income/NOI in thousands):

Tenant	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income/NOI (2)	Annualized Rental Income/NOI as a % of Total Portfolio	Annualized Rental Income/NOI per Square Foot
Dollar General	29	276,273	64.7%	Jan. 2025 - Oct. 2026	14.4	4 to 5 five year options	$2,469	43.4%	$8.94
FedEx	2	57,235	13.4%	Jun. 2023 - Aug. 2026	13.1	2 five year options	$923	16.2%	$16.13
Walgreens	4	53,167	12.5%	Oct. 2032 - Oct. 2036	22.0	Lease can be terminated annually; Annual renewals after 25 years to year 75	$1,587	27.9%	$29.85
____________________________________

(1)	Remaining lease term in years as of December 31, 2011. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Item 3. Legal Proceedings

We are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our Company. Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

Holders

As of February 15, 2012, we had 15,832,019 shares of common stock outstanding held by 4,145 stockholders.

Distributions

We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions are paid on a monthly basis as directed by our Board of Directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders. All distributions are recorded as a reduction of stockholders' equity. From a tax perspective, 100%, of the amounts distributed by us during the years ended December 31, 2011 represented a return of capital. Accordingly, such distributions are deferred for the purpose of being subject to income tax.

The following table reflects distributions paid in cash and through the DRIP to common stockholders during the year ended December 31, 2011 and to the date of this Annual Report on Form 10-K. There were no distributions paid in cash or through the DRIP prior to October 2011 (in thousands):

	Total Distributions Paid	Total Distributions Paid in Cash	Total Distributions Paid Through the DRIP
2012:
1st Quarter, 2012	$1,167	$634	$533
2011:
4th Quarter, 2011	$565	$294	$271

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our affiliated Advisor agreed to waive certain fees including asset management and property management fees. The Company pays the Advisor an annualized asset management fee of up to 0.75% based on the aggregate contract purchase price of all real estate investments, and a property management fee of 1.5% of gross revenues of stand alone single-tenant net leased properties and 2.5% of all other types of properties. The Advisor has elected to waive its asset management fees of $0.1 million and property management fee of $15,000 related to the year ended December 31, 2011, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived relating to the year ended December 31, 2011 are not deferrals and accordingly, will not be paid by the Company. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs that would otherwise have been paid by us. During the year ended December 31, 2011, the Advisor elected to absorb $20,000 of general and administrative costs. Additionally, the Advisor at its election may contribute capital to enhance our cash position for distribution purposes. Any contributed capital amounts are not reimbursable to our Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest. The Advisor did not contribute any capital to us during the year ended December 31, 2011 except for a $2,000 capital contribution which was required by a partnership agreement with the Advisor.

Cash used to pay our distributions was generated mainly from funds received from property operating results, financings, the sale of common stock and contributions from our Advisor. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its past practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation

Stock Option Plan

We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of December 31, 2011, there were no stock options issued under the stock option plan.

Restricted Share Plan

Our board of directors adopted an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to the our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to the us, directors of the Advisor, certain of out consultants and the Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP will not exceed 5.0% of our authorized common shares on a fully diluted basis at any time.

Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. There were 6,000 shares issued to independent directors under the RSP at a fair value of $10.00 per share at December 31, 2011. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $9,000 for the year ended December 31, 2011. There was no restricted stock granted during the period from October 15, 2010 (date of inception) to December 31, 2010.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On March 31, 2011, our Registration Statement covering a public offering of up to 150.0 million shares of common stock for up to $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The offering commenced on March 31, 2011 and is ongoing. Shares are offered in our public offering initially at a price of $10.00 per share. Shares are offered pursuant to our DRIP initially at a price of $9.50 per share.

For the year ended December 31, 2011 and the period from October 15, 2010 (date of inception) to December 31, 2010, we had sold 10.3 million shares and 20,000 shares for gross offering proceeds of $102.2 million and $0.2 million, respectively. At December 31, 2011 and 2010, we had incurred selling commission and dealer manager fees in the amounts set forth below.

The Dealer Manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions paid and reallowed during the year ended December 31, 2011. There were no dealer manager commissions paid during the period from October 15, 2010 (date of inception) to December 31, 2010 (amounts in thousands):

Total commission paid to Dealer Manager	$9,833
Less:
Commissions to participating broker dealers	(6,617)
Reallowance to participating broker dealers	(787)
Net to affiliated Dealer Manager (1)	$2,429
_____________________________________

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overheard and various selling related expenses.

We will reimburse the Advisor up to 1.5% of its gross offering proceeds. As of December 31, 2011, offering and other costs we had incurred exceeded 1.5% of gross proceeds received from our IPO by $4.6 million. The following table details the results of activities related to organizational and offering costs reimbursed to the Advisor during the year ended December 31, 2011. There were no organizational and offering costs reimbursed to the Advisor during the period from October 15, 2010 (date of inception) to December 31, 2010 (amounts in thousands):

Organizational and offering expense reimbursements	$4,383

Through December 31, 2011, the net offering proceeds to us, after deducting the total expenses paid as described above, were $86.5 million including net offering proceeds from our distribution reinvestment plan of $0.3 million. We have used the net proceeds from our on-going initial public offering to purchase or fund $72.5 million of real estate investments, including acquisition fees and closing costs.

On October 20, 2010, we sold 20,000 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $10.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund organizational costs. Other than this initial unregistered sale, during the year ended December 31, 2011 and the period from October 15, 2010 (date of inception) to December 31, 2010, we did not sell equity securities that were not registered under the Securities Act.

Share Repurchase Program

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”) that enables our stockholders to sell their shares back to us after you have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. As of December 31, 2011, we had no shares eligible for repurchase as the one-year holding requirement had not yet been met; however, we approved the redemption of 2,500 shares for $25,000 representing an average share price of $10.00 at December 31, 2011 pursuant to the death and disability provision of the SRP. The amounts were paid in January 2012.

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the weighted-average number of shares of common stock outstanding on December 31st of the previous calendar year, applied on a ratable basis to each quarterly period. In addition, we are only authorized to repurchase shares using the proceeds received from our distribution reinvestment plan and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds we received from our distribution reinvestment plan in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. We will repurchase shares on the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	the lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	the lower of $9.50 and 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	the lower of $9.75 and 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•
the lower of $10.00 and 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances.

The SRP immediately will terminate if our shares are listed on any national securities exchange. In addition, our board may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right in its sole discretion, to reject any requests for repurchase.

Item 6. Selected Financial Data

The following selected financial data as of December 31, 2011 and 2010 and for the period from October 15, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

Balance sheet data (amounts in thousands):

	December 31,
	2011	2010
Total real estate investments, at cost	$72,453	$—
Total assets	89,997	402
Mortgage note payable	5,060	—
Total liabilities	6,541	202
Total equity	83,456	200

Operating data (amounts in thousands, except share and per share data):

	For the Year Ended December 31, 2011	For the Period from October 15, 2010 (date of inception) to December 31, 2010
Total revenues	$795	$—

Operating expenses:
Property operating	67	—
Acquisition and transaction related	2,023	—
General and administrative	295	—
Depreciation and amortization	499	—
Total operating expenses	2,884	—
Operating loss	(2,089)	—
Other income (expenses):
Interest expense	(36)	—
Other income, net	1	—
Unrealized loss on derivative instruments	—	—
Total other expenses	(35)	—
Net loss	$(2,124)	$—

Other data:
Cash flows used in operations	$(1,177)	$—
Cash flows used in investing activities	$(72,453)	$—
Cash flows provided by financing activities	$89,813	$—
Per share data:
Net loss per common share - basic and diluted	$(1.20)	$—
Annualized distributions declared per common share	$0.66	$—
Weighted-average number of common shares outstanding, basic and diluted	1,763,190	20,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-looking Statements" above for a description of these risks and uncertainties.

Organization

We were incorporated on October 15, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On March 31, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the “Registration Statement) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

We sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by AR Capital, LLC (formerly American Realty Capital II, LLC) (the “Sponsor”) on October 20, 2010, at $10.00 per share. In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. As of December 31, 2011, we had issued 10.4 million shares of common stock, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $102.7 million. As of December 31, 2011, the aggregate value of all common share issuances was $103.5 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in September 2011.  As of December 31, 2011, we owned 41 properties with an aggregate purchase price of $72.5 million, comprised of 426,829 square feet which were 100% leased.

Substantially all of our business is conducted through American Realty Capital Operating Partnership III, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of more than 99.9% of the units of the OP. Our Advisor is the sole limited partner and owner of less than 0.1% (non-controlling interest) of our OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees. We retained American Realty Capital Advisors III, LLC, (the "Advisor") to manage our affairs on a day-to-day basis. We have retained American Realty Capital Properties III, LLC (the “Property Manager”), an entity wholly owned by the Special Limited Partner, to serve as the Company’s property manager. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments.

The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.

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

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with our IPO. Organization and offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds at the end of the offering. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the offering.

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

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from nine to eighteen months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 5 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements.

Results of Operations

Comparison of Year Ended December 31, 2011 to the Period from October 15, 2010 (Date of Inception) to December 31, 2010

As of December 31, 2011, we owned 41 properties with an aggregate purchase price of $72.5 million, comprising 426,829 square feet which were 100% leased. The annualized rental income per square foot of the properties at December 31, 2011 was $13.34 with a weighted average remaining lease term of 15.9 years. As of December 31, 2010, we did not own any properties, we were in the developmental state of operations and we had no income or expenses for the period from October 15, 2010 (date of inception) to December 31, 2010.

Rental Income

Rental income was $0.7 million for the year ended December 31, 2011. Rental income was driven by our acquisitions during the year ended December 31, 2011 of $72.5 million of properties, representing 426,829 square feet, which were 100% leased.

Operating Expense Reimbursement

Operating expense reimbursement revenue was $0.1 million for the year ended December 31, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease arrangements.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties. The Advisor has elected to waive all asset management fees for the year ended December 31, 2011. For the year ended December 31, 2011, we would have incurred asset management fees of $0.1 million, had they not been waived.

Property Management Fees to Affiliate

Our affiliated Property Manager, has elected to waive the property management fees for the year ended December 31, 2011. Such fees represent amounts that, had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the year ended December 31, 2011, we would have incurred property management fees of $15,000, had the fees not been waived.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2011 were $0.1 million. These costs primarily relate to the costs associated with maintaining the property including real estate taxes, utilities, repairs and maintenance and unaffiliated third-party property management fees.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the year ended December 31, 2011 were $2.0 million. These costs related to legal and other closing costs associated with purchases of property.

General and Administrative Expenses

General and administrative expenses of $0.3 million for the year ended December 31, 2011 primarily included Board member compensation insurance expense, audit costs and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense of $0.5 million for the year ended December 31, 2011 related to the properties purchased during the period. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense of $36,000 for the year ended December 31, 2011, related to financing of a portion of the properties acquired in 2011. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Cash Flows for the Year Ended December 31, 2011

For the year ended December 31, 2011, net cash used in operating activities was $1.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2011 was mainly due to $2.0 million of acquisition costs and non-cash expenses of $0.5 million. In addition, increases in prepaid expenses of $0.2 million occurred primarily due to an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting. These uses in cash were partially offset by the increase in accounts payable and accrued expenses of $0.5 million and an increase in deferred rent of $0.2 million, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the year December 31, 2011 of $72.5 million related to properties acquired during the period.

Net cash provided by financing activities of $89.8 million during the year ended December 31, 2011 related to proceeds from the issuance of shares of common stock, net of offering costs, of $85.7 million and proceeds from a mortgage note payable of $5.1 million. These amounts were partially offset by payments of deferred financing costs of $0.6 million and distribution payments of $0.3 million. Cash provided by financing activities in 2011 was primarily used for property acquisitions.

Liquidity and Capital Resources

In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  We purchased our first property and commenced our real estate operations in September 2011.  As of December 31, 2011, we owned 41 properties with an aggregate purchase price of $72.5 million.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2011, we had 10.4 million shares of common stock outstanding, including restricted stock, for gross proceeds of $102.7 million.

Our Board of Directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of December 31, 2011, we had no shares eligible for repurchase as the one year holding requirement has not been met; however, we approved the redemption of 2,500 shares for $25,000 representing an average share price of $10.00 at December 31, 2011 pursuant to the death and disability provision of the SRP. The amounts were paid in January 2012.

As of December 31, 2011, we had cash and cash equivalents of $16.2 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which the company believes to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to the company’s net income or loss as determined under GAAP.

The company defines FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. The company’s FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. The company believes that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, the company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of the company’s operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, the company believes that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of the company’s performance to investors and to management, and when compared year over year, reflects the impact on the company’s operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect the company’s overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, the company believes that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for the company’s offering (the “Prospectus”), the company will use the proceeds raised in the offering to acquire properties, and intends to begin the process of achieving a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale of the company or another similar transaction) within three to five years of the completion of the offering. Thus, the company will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which the company believes to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to the company’s net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if the company does not continue to operate with a limited life and targeted exit strategy, as currently intended. The company believes that, because MFFO excludes costs that the company considers more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect the company’s operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of the company’s operating performance after the period in which the company is acquiring its properties and once the company’s portfolio is in place. By providing MFFO, the company believes it is presenting useful information that assists investors and analysts to better assess the sustainability of the company’s operating performance after the company’s offering has been completed and the company’s properties have been acquired. The company also believes that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, the company believes MFFO is useful in comparing the sustainability of the company’s operating performance after the company’s offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of the company’s operating performance after the company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on the company’s operating performance during the periods in which properties are acquired.

The company defines MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While the company is responsible for managing interest rate, hedge and foreign exchange risk, it does retain an outside consultant to review all its hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of the company’s operations, the company believes it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

The company’s MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, the company excludes acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by the company, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact the company’s operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of the company’s operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as the company. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, the company views fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of the company’s business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in this offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

The company’s management uses MFFO and the adjustments used to calculate it in order to evaluate the company’s performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if the company does not continue to operate in this manner. The company believes that its use of MFFO and the adjustments used to calculate it allow the company to present its performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of the company’s offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to the company’s current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, the company believes MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of the company’s performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of the company’s performance. MFFO has limitations as a performance measure in an offering such as the company’s where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that the Company uses to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and the Company would have to adjust its calculation and characterization of FFO or MFFO.

The table below reflects FFO in accordance with the NAREIT definition as well as MFFO in the IPA recommended format for the three months ended December 31, 2011 (in thousands). We do not present FFO and MFFO for prior periods as we had no significant property income or expenses in prior periods:

Net loss (in accordance with GAAP)	$(1,530)
Depreciation and amortization	499
FFO	(1,031)
Acquisition fees and expenses (1)	1,603
Mark-to-market adjustments (2)	2
MFFO	574
Straight-line rent (3)	(2)
MFFO - IPA recommended format	$572
____________________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)
Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of on-going operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(3) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance

Distributions

On July 20, 2011, our Board of Directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The first distribution was paid in October 2011 to stockholders of record at the close of business each day during the period commencing September 27, 2011, the date of our first property acquisition.   The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00180821918 per day.

During the year ended December 31, 2011, distributions paid to common stockholders totaled $0.6 million, inclusive of $0.3 million of the value of common stock issued under the DRIP. Distribution payments are dependent on the availability of funds.  Our Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

As of December 31, 2011, cash used to pay our distributions was generated from property operating results and proceeds from a financing.

The following table shows the sources for the payment of distributions to common and preferred stockholders for the quarter ended December 31, 2011, the initial quarter that distributions were paid (amounts in thousands):

	Distributions	Percentage of Distributions
Total distributions	565
Distributions reinvested	(271)
Distributions paid in cash	$294
Source of distributions:
Cash flows provided by operations (1)	$—	—%
Proceeds from mortgage financing	294	100.0%
Total sources of distributions	$294	100.0%
Cash flows used in operations (GAAP basis)	$(692)
Net loss (in accordance with GAAP)	$(1,530)
____________________________

(1)	Cash flows used by operations for the three months ended December 31, 2011 included acquisition and transaction related expenses of $1.6 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the quarter ended December 31, 2011, the first quarter that distributions were paid (amounts in thousands):

Three Months Ended December 31, 2011
Distributions paid:
Common stockholders in cash	$294
Common stockholders pursuant to DRIP	271
Total distributions paid	$565

Reconciliation of net loss:
Revenues	$787
Acquisition and transaction-related expenses	(1,603)
Depreciation and amortization	(499)
Other operating expense	(180)
Other non-operating expense	(35)
Net loss (in accordance with GAAP) (1)	$(1,530)
____________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2011, our net tangible book value per share was $7.03. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2011 was $10.00.

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

Loan Obligations

The payment terms of our loan obligations may vary. In general, we expect that only interest amounts will be payable monthly with all unpaid principal and interest due at maturity. Our loan agreements may stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements may have specific ratio thresholds that must be met. As of December 31, 2011, we were in compliance with the debt covenants under our loan agreement.

As of December 31, 2011, we had non-recourse mortgage indebtedness secured by real estate of $5.1 million. As of December 31, 2011, our leverage ratio was 7.0% (defined as mortgage indebtedness divided by real estate investments, at cost)Indebtedness was fully covered by cash and cash equivalents of $16.2 million at December 31, 2011. Our mortgage indebtedness bore interest at a rate of 3.70% per annum with the principal due at maturity in October 2016. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings will be repaid.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

	Total	2012	2013 -2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage note payable	$5,060	$—	$—	$5,060	$—
Interest Payments Due:
Mortgage note payable	$919	$189	$376	$354	$—

Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2011.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital III, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations. Our long-term debt, which consists of a secured financing, bears interest at a floating rate which is fixed through the used of an interest rate swap agreement.

As of December 31, 2011, our debt consisted of a variable-rate mortgage note payable with a carrying value of $5.1 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2011 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.1 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2011, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

Management's Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue, 15th Floor, New York, NY 10022, attention Chief Financial Officer.

The other information required by this Item is incorporated by reference to our annual proxy statement for the fiscal year ended December 31, 2011 (the "Proxy Statement").

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-25 of this report:

Schedule III – Real Estate and Accumulated Depreciation

(b)Exhibits
EXHIBIT INDEX

The following documents are filed as part of this annual report:

Exhibit No.	Description
1.1 (5)	Dealer Manager Agreement among American Realty Capital Trust III, Inc., American Realty Capital Advisors III, LLC and Realty Capital Securities, LLC
1.2 (3)	Form of Soliciting Dealers Agreement by and between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (2)	Articles of Amendment and Restatement for American Realty Capital Trust III, Inc.
3.2 (1)	Bylaws of American Realty Capital Trust III, Inc.
3.3 (4)	Articles of Amendment for American Realty Capital Trust, III, Inc.
3.4 *	Certificate of Correction for American Realty Capital Trust, III, Inc.
4.1 (5)	Agreement of Limited Partnership of American Realty Capital Operating Partnership III, L.P.
4.2 *	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership III, L.P.
10.1 (5)	Escrow Agreement by and among American Realty Capital Trust III, Inc., UMB Bank, N.A. and Realty Capital Securities, LLC
10.2 (5)	Advisory Agreement, by and among American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P. and American Realty Capital Advisors III, LLC
10.2.1 (5)	First Amendment to Advisory Agreement by and among American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership I, L.P. and American Realty Capital Advisor II, LLC
10.3 (5)	Property Management and Leasing Agreement, among American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P. and American Realty Capital Properties III, LLC
10.4 (5)	Company's Restricted Share Plan
10.5 (5)	Company's Stock Option Plan
10.6 (6)	Agreement for Purchase and Sale of Real Property by and between American Realty Capital II, LLC and William Charles Butte Montana, LLC
10.7 (6)	Guaranty by American Realty Capital Operating Partnership III, L.P. and BOKF, NA (d/b/a Bank of Texas)
10.8 (6)	Agreement for Purchase and Sale of Real Property by and among American Realty Capital II, LLC, Oakley Investments, LLC and Coit Properties, LLC
10.9 (6)	Acquisition Loan Agreement by and between ARC FEBTTMT001, LLC and BOKF, NA (d/b/a Bank of Texas)
10.10 (6)	Promissory Note given by ARC FEBTTMT001, LLC to BOKF, NA (d/b/a Bank of Texas)
10.11 (6)	Deed of Trust and Security Agreement (With Assignment of Rents) by and among ARC FEBTTMT001, LLC, Alan C. Bryan, as Trustee, and BOKF, NA (d/b/a Bank of Texas)
10.12 *	Loan Agreement between ARC3 FEBMTNH001, LLC, ARC ESBKYMO001, LLC and Wells Fargo Bank, National Association
10.13 *	Promissory Note given by ARC3 FEBMTNH001, LLC and ARC3 ESBKYM0001, LLC to Wells Fargo Bank, National Association
10.14 *	Agreement for Purchase and Sale of Real Property between American Realty Capital II, LLC and the Sellers thereto, effective as of December 19, 2011
10.15 *	Agreement for Purchase and Sale of Leasehold Interest, between American Realty Capital II, LLC and 4400 N. Hanley, LLC, effective as of April 1, 2011

Exhibit No.	Description
10.16 *	Loan Agreement, between the entities listed thereto and Wells Fargo Bank, National Association, dated as of February 22, 2012
10.17 *	Promissory Note given by the entities listed thereto for the benefit of Wells Fargo Bank, National Association, dated as of February 22, 2012
10.18 *	Guaranty of Recourse Obligations by American Realty Capital Operating Partnership III, L.P., dated as of February 22, 2012
23.1 *	Consent from Grant Thornton LLP
31.1 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32 *	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)

*	Filed herewith.

(1)	Incorporated by reference as an exhibit to Amendment No. 2 to Registrant's Registration Statement on Form S-11 (File No. 333-170298) filed on January 31, 2011.

(2)	Incorporated by reference as an exhibit to Amendment No. 3 to Registrant's Registration Statement on Form S-11 (File No. 333-170298) filed on February 28, 2011.

(3)	Incorporated by reference as an exhibit to Amendment No. 4 to Registrant's Registration Statement on Form S-11 (File No. 333-170298) filed on March 15, 2011.

(4)	Incorporated by reference as an exhibit to Amendment No. 5 to Registrant's Registration Statement on Form S-11 (File No. 333-170298) filed on March 30, 2011.

(5)	Incorporated by reference as an exhibit to Post- Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (File No. 333-170298) filed on July 20, 2011.

(6)	Incorporated by reference as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of February, 2012.

AMERICAN REALTY CAPITAL TRUST III, INC.
By:
/s/ NICHOLAS S. SCHORSCH

NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICEER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	February 29, 2012
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	Chief Operating Office and President	February 29, 2012
Edward M. Weil, Jr.

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	February 29, 2012
Brian S. Block

/s/ Robert H. Burns	Independent Director	February 29, 2012
Robert H. Burns

/s/ David M. Gong	Independent Director	February 29, 2012
David M. Gong

/s/ Scott J. Bowman	Independent Director	February 29, 2012
Scott J. Bowman

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2011 and the Period from October 15, 2010 (date of inception) to December 31, 2010	F-4

Consolidated Statement of Stockholders' Equity for the Year Ended December 31, 2011 and the Period from October 15, 2010 (date of inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and the Period from October 15, 2010 (date of inception) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

Schedule III - Real Estate and Accumulated Depreciation	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital Trust III, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Trust III, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2011 and the period from October 15, 2010 (date of inception) to December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Trust III, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and the period from October 15, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 29, 2012

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Real estate investments, at cost:
Land	$7,135	$—
Buildings, fixtures and improvements	54,585	—
Acquired intangible lease assets	10,733	—
Total real estate investments at cost	72,453	—
Less: accumulated depreciation and amortization	(499)	—
Total real estate investments, net	71,954	—
Cash and cash equivalents	16,183	—
Prepaid expenses and other assets	1,221	—
Deferred costs, net	639	402
Total assets	$89,997	$402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage note payable	$5,060	$—
Derivative, at fair value	98	—
Accounts payable and accrued expenses	716	202
Deferred rent	163	—
Distributions payable	504	—
Total liabilities	6,541	202
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2011; no shares authorized, issued or outstanding at December 31, 2010	—	—
Common stock, $0.01 par value per share, 300,000,000 and 100,000 shares authorized, 10,356,402 and 20,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	104	—
Additional paid-in capital	86,643	200
Accumulated other comprehensive loss	(98)	—
Accumulated deficit	(3,193)	—
Total stockholders’ equity	83,456	200
Total liabilities and stockholders’ equity	$89,997	$402

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	Year Ended December 31, 2011	For the Period from October 15, 2010 (date of inception) to December 31, 2010
Revenues:
Rental income	$740	$—
Operating expense reimbursements	55	—
Total revenues	795	—

Operating expenses:
Property operating	67	—
Acquisition and transaction related	2,023	—
General and administrative	295	—
Depreciation and amortization	499	—
Total operating expenses	2,884	—
Operating loss	(2,089)	—

Other income (expenses):
Interest expense	(36)	—
Other income, net	1	—
Total other expenses	(35)	—
Net loss	$(2,124)	$—
Basic and diluted weighted average shares outstanding	1,763,190	20,000
Basic and diluted net loss per share	$(1.20)	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, October 15, 2010	—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	—	200
Balance, December 31, 2010	20,000	—	200	—	—	200
Issuance of common stock	10,298,053	104	102,092	—	—	102,196
Common stock offering costs, commissions and dealer manager fees	—	—	(15,940)	—	—	(15,940)
Common stock issued through distribution reinvestment plan	28,599	—	271	—	—	271
Distributions declared	—	—	—	—	(1,069)	(1,069)
Common stock redemptions	—	—	(25)	—	—	(25)
Contribution from affiliate	—	—	2	—	—	2
Share based compensation	9,750	—	34	—	—	34
Amortization of restricted shares	—	—	9	—	—	9
Designated derivative, fair value adjustment	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(2,124)	(2,124)
Total comprehensive loss	—	—	—	—	—	(2,222)
Balance, December 31, 2011	10,356,402	$104	$86,643	$(98)	$(3,193)	$83,456

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2011	Period from October 15, 2010 (date of inception) to December 31, 2010
Cash flows from operating activities:
Net loss	$(2,124)	$—
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	414	—
Amortization of intangibles	85	—
Amortization of deferred financing costs	5	—
Share based compensation	43	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(232)	—
Accounts payable and accrued expenses	469	—
Deferred rent	163	—
Net cash used in operating activities	(1,177)	—

Cash flows from investing activities:
Investment in real estate and other assets	(72,453)	—
Net cash used in investing activities	(72,453)	—

Cash flows from financing activities:
Proceeds from mortgage note payable	5,060	—
Payments of deferred financing costs	(644)	—
Proceeds from issuance of common stock, net	85,689	—
Contributions from affiliates	2	—
Distributions paid	(294)	—
Net cash provided by financing activities	89,813	—
Net change in cash and cash equivalents	16,183	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$16,183	$—

Supplemental Disclosures:
Cash paid for interest	32	—
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	271	—
Reclassification of deferred offering costs	—	402

The accompanying notes are an integral part of these statements.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1 — Organization

American Realty Capital Trust III, Inc. (the “Company”), incorporated on October 15, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On March 31, 2011, the Company commenced its initial public offering (the “IPO) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the “Registration Statement) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

The Company sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by AR Capital, LLC (formerly American Realty Capital II, LLC) (the “Sponsor”) on October 20, 2010, at $10.00 per share. In August 2011, the Company had raised proceeds sufficient to break escrow in connection with the IPO. As of December 31, 2011, the Company had issued 10.4 million shares of common stock, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $102.7 million. As of December 31, 2011, the aggregate value of all common share issuances was $103.5 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Advisors III, LLC (the “Advisor”), is the Company’s affiliated advisor. The Company purchased its first property and commenced real estate operations in September 2011.  As of December 31, 2011, the Company owned 41 properties with an aggregate purchase price of $72.5 million, comprised of 426,829 square feet which were 100% leased.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership III, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of more than 99.9% of the units of the OP. The Advisor is the sole limited partner and owner of less than 0.1% (non-controlling interest) of the OP. The limited partner interest has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interest are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

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

Impairment of Long Lived Assets

Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Allocation of Purchase Price of Acquired Assets

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on the Company's analysis of comparable properties in its portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, five to 15 years for building, equipment, fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from nine to 18 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationships is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 5 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that the Company will finalize once the Company receives additional information. Accordingly, these allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on the Company's financial position or results of operations.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Intangible assets consist of the following as of December 31, 2011. The Company had no intangible assets at December 31, 2010 (amounts in thousands):

Intangible lease assets:
In-place leases, gross	$10,733
Accumulated amortization on in-place leases	(85)
In-place leases, net of accumulated amortization	$10,648

The following table provides the weighted-average amortization period as of December 31, 2011 for intangible assets and the projected amortization expense for the next five years (amounts in thousands):

	Weighted-Average Amortization Period in Years	2012	2013	2014	2015	2016
In-place leases:
Total to be included in depreciation and amortization expense	15.9	$761	$761	$761	$761	$761

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2011, the Company had deposits of $16.2 million, of which $15.8 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Deferred Costs

At December 31, 2011, amounts in deferred costs represent deferred financing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing, which result in such financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

At December 31, 2010, amounts in deferred costs represent deferred offering costs. Deferred offering costs represent costs incurred for the sale of common stock. Upon the commencement of the IPO in August 2011, all accumulated deferred offering costs were reclassified to additional paid-in capital.

Distribution Reinvestment Plan

The Company has adopted a DRIP, in which eligible stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The Board of Directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period the distribution is declared. As of December 31, 2011, 28,599 shares with a value of $0.3 million have been issued through the DRIP.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the Board of Directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year, applied on a ratable basis to each quarterly period.

When a stockholder requests redemption and the redemption is approved by the Company’s Board of Directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. At December 31, 2011 and 2010, no shares were eligible to be redeemed as the one-year holding requirement had not yet been met; however, the Company approved the redemption of 2,500 shares for $25,000 representing an average share price of $10.00 at December 31, 2011 pursuant to the death and disability provision of the SRP. The amounts were paid in January 2012.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may have been paid by the Advisor, the Company’s affiliated dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) or their affiliates on behalf of the Company. Such organization and offering costs represent all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related Offering activities. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company was obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor was obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bona fide due diligence cost reimbursements) incurred by the Company in the Offering exceed 1.5% of gross offering proceeds. See Note 9 — Related Party Transactions and Arrangements for more information on amounts reimbursed to the Advisor and Dealer Manager.

Share-Based Compensation

The Company has a stock-based incentive award plan for its directors and an employee and director restricted share plan, which are accounted for under the guidance for share based payments. The guidance on share based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows. See Note 11 — Share-Based Compensation for additional information on these plans.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Income Taxes

The Company intends to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) less dividends on unvested restricted stock by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of its total consolidated revenues. Although the Company's investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company's properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance which modifies the requirements for testing for goodwill impairment, and gives entities the option to perform a qualitative assessment of goodwill before calculating the fair value of a reporting unit. If the entities determine based on the qualitative assessment that the fair value of a reporting unit is more likely than not less than the carrying value then further impairment tests would be required. Otherwise, further testing would not be needed. The guidance is effective for annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired during the year ended December 31, 2011. There were no property acquisitions during the period from October 15, 2010 (date of inception) to December 31, 2010 (amounts in thousands):

Real estate investments, at cost:
Land	$7,135
Buildings, fixtures and improvements	54,585
Total tangible assets	61,720
Acquired intangibles:
In-place leases	10,733
Cash paid for acquired real estate investments	$72,453
Number of properties purchased	41

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company acquired the following properties, which are 100% leased, during the year ended December 31, 2011 (base purchase price and annualized average rental income / net operating income ("NOI") in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/NOI (4)	Annualized Rental Income/NOI per Square Foot
FedEx	Sep. 2011	1	45,832	14.7	$8,939	7.8%	$697	$15.21
Advance Auto	Sep. 2011	2	13,471	9.8	3,144	8.0%	252	18.71
Walgreens	Oct. & Nov. 2011	2	23,527	23.6	12,803	7.0%	895	38.04
Walgreens II	Oct. 2011	1	14,820	21.4	4,603	7.1%	327	22.06
Dollar General	Nov. 2011	11	109,349	13.7	12,452	8.2%	1,024	9.36
Dollar General II	Nov. 2011	5	45,156	14.0	4,503	8.4%	380	8.42
Walgreens III	Nov. 2011	1	14,820	20.9	4,932	7.4%	365	24.63
Dollar General III	Dec. 2011	1	10,714	14.9	1,311	8.2%	108	10.08
GSA (5)	Dec. 2011	1	6,255	8.2	1,973	8.4%	166	26.54
Dollar General IV	Dec. 2011	1	9,014	14.8	929	8.3%	77	8.54
FedEx II	Dec. 2011	1	11,403	11.5	2,972	7.6%	226	19.82
Family Dollar	Dec. 2011	2	16,100	9.3	1,784	9.1%	162	10.06
Dollar General V	Dec. 2011	8	74,601	14.2	7,846	8.3%	649	8.70
Dollar General VI	Dec. 2011	3	27,439	14.9	2,692	8.6%	231	8.42
GSA II (5)	Dec. 2011	1	4,328	13.9	1,570	8.6%	135	31.19
Total		41	426,829	15.9	$72,453	7.9%	$5,694	$13.34
____________________________

(1)
Remaining lease term as of December 31, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and other closing costs on property.

(3)
Annualized rental income on a straight-line basis or annualized NOI as applicable, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Lease on the property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2011.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Year	Future Minimum Base Rent Payments
2012	$5,779
2013	5,779
2014	5,779
2015	5,779
2016	5,779
Thereafter	62,605
$91,500

Tenant Concentration

The following table lists the tenants whose annualized rental income on a straight-line basis or NOI represented greater than 10% of total annualized rental income/NOI for the portfolio properties on a straight-line basis as of December 31, 2011. The Company held no properties at December 31, 2010:

Tenant
Dollar General	43.4%
Walgreens	27.9%
FedEx	16.2%

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of December 31, 2011.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income/NOI as of December 31, 2011. The Company held no properties at December 31, 2010:

State
Texas	14.7%
Montana	12.2%

Note 4 — Mortgage Notes Payable

In November 2011, the Company received proceeds of $5.1 million related to a mortgage note payable, secured by the FedEx property, which bears interest at a variable-rate of the One-Month London Interbank Offered Rate plus 2.25%. The interest rate on the mortgage note is fixed at 3.70% through an interest rate swap agreement. The mortgage note requires monthly payments of interest with the principal due at maturity in October 2016. As of December 31, 2011, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents information about the Company’s assets (including derivatives) measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall.  There were no assets measured at fair value as of December 31, 2010 (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Derivatives:
Interest rate swap	$—	$98	$—	$98

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below. There were no financial instruments which require fair value disclosure as of December 31, 2010 (amounts in thousands):

	Carrying Amount at	Fair Value at
	December 31, 2011	December 31, 2011
Mortgage note payable	$5,060	$5,060

Since the Company's mortgage note payable balance at December 31, 2011 includes only variable-rate debt with terms commensurate with the market, the carrying value of the mortgage note payable approximates fair value at December 31, 2011.

Note 6 — Derivatives and Hedging Activities

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

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.  There were no derivative instruments as of December 31, 2010 (dollar amounts in thousands):

Interest Rate Derivative	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Interest Rate Swap	Derivative, at fair value	1	$5,060	$98

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $46,000 will be reclassified from other comprehensive income as an increase to interest expense.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2011 (amounts in thousands):

Amount of loss recognized in accumulated other comprehensive loss from interest rate derivative (effective portion)	$(111)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(13)
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—

Credit-risk-related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.

As of December 31, 2011, the fair value of the derivative in a liability position related to this agreement was $0.1 million. As of December 31, 2011, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligation under the agreement at its aggregate termination value of $0.1 million at December 31, 2011.

Note 7 — Common Stock

On March 31, 2011, the Company’s IPO became effective.  As of December 31, 2011 and December 31, 2010, the Company had 10.4 million and 20,000 shares of common stock outstanding from gross proceeds of $102.7 million and $0.2 million, respectively, including proceeds from shares issued pursuant to the DRIP.

On July 20, 2011, the Company’s Board of Directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The first distribution was paid in October 2011 to stockholders of record on September 27, 2011, the date of the Company's first property acquisition, through December 31, 2011.  The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00180821918 per day.

Note 8 — Commitments and Contingencies

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

Note 9 — Related Party Transactions and Arrangements

The Special Limited Partner, an entity wholly owned by the Sponsor, owns 20,000 shares of the Company’s outstanding common stock.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Advisor may provide expense support to the Company from time to time to assist the Company with operating cash flow, distributions or other operational purposes. For the year ended December 31, 2011, the Advisor provided $20,000 of expense support to the Company, which was recorded as an offset to general and administrative expense on the consolidated statement of operations for the year ended December 31, 2011. No expense support was provided to the Company for the period from October 15, 2010 (date of inception) to December 31, 2010. There can be no assurance that the Advisor will provide such expense support in the future.

The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of December 31, 2010, the Company had $16,000 payable to an affiliated entity for a cash advance. No such amounts were owed to affiliated entities at December 31, 2011.  Additionally, the Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.1 million and $46,000 as of December 31, 2011 and December 31, 2010, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.  The Company is responsible for offering and other costs related to the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock. As of December 31, 2011, offering and other costs the Company has incurred exceeded 1.5% of gross proceeds received from the IPO by $4.6 million. At the end of the offering, any such costs in excess of 1.5% of gross proceeds with be paid by the Advisor.

There were no fees or reimbursements paid to the Advisor or Dealer Manager during the period from October 15, 2010 (date of inception) to December 31, 2010 for the fees and reimbursements referenced in the remaining sections of this Note.

Fees Paid in Connection with the IPO

The Dealer Manager and Sponsor receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. Total commissions paid to the Dealer Manager for the year ended December 31, 2011 were $9.8 million.

The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor for the year ended December 31, 2011 (amounts in thousands):

Organizational and offering expense reimbursements	$4,383

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to approximate 0.5% of the contract purchase price. In no event will the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Unless the Company contracts with a third party, the Company will pay to an affiliate of the Sponsor a property management fee of up to 2% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the affiliated Property Manager, an oversight fee of up to 1.0% of the gross revenues of the property managed.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the year ended December 31, 2011.

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

The following tables detail amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the year ended December 31, 2011 (amounts in thousands):

	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$1,292	$—
Financing coordination fees	51	—
Other expense reimbursements	13	—
Ongoing fees:
Asset management fees (1)	—	72
Property management and leasing fees (1)	—	15
Total related party operation fees and reimbursements	$1,356	$87
____________________________

(1)
These cash fees have been waived.  The Company’s Board of Directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay future asset management fees in the form of performance-based restricted shares.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the
Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the year ended December 31, 2011.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the year ended December 31, 2011.

The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the year ended December 31, 2011.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.

Note 10 — Economic Dependency

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

Note 11 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of December 31, 2011 and December 31, 2010, no stock options were issued under the Plan.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. In March 2011, 6,000 shares were issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares are being expensed over the vesting period of five years.

Compensation expense related to restricted stock was approximately $9,000 for the year ended December 31, 2011. There was no restricted stock granted during the period from October 15, 2010 (date of inception) to December 31, 2010.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The Company issued 3,750 shares of common stock to directors during the year ended December 31, 2011 in lieu of $34,000 of board fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from October 15, 2010 (date of inception) to December 31, 2010.

Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the year ended December 31, 2011. The Company had no income or loss for the period from October 15, 2010 (date of inception) to December 31, 2010 (net loss in thousands):

Net loss	$(2,124)
Weighted average common shares outstanding	1,763,190
Net loss per share, basic and diluted	$(1.20)

As of December 31, 2011, the Company had 6,000 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 13 — Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and the period from October 15, 2010 (date of inception) to December 31, 2010 (in thousands, except per share amounts):

	Period from October 15, 2010 (Date of Inception) to December 31, 2010	Quarters Ended
		March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Rental revenue	$—	$—	$—	$8	$732
Net loss	$—	$(16)	$(82)	$(496)	$(1,530)
Weighted average shares outstanding	20,000	20,000	20,000	685,340	6,270,579
Basic and diluted loss attributable to stockholders per share	$—	$(0.80)	$(4.10)	$(0.72)	$(0.24)

Note 14 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements except for the following:

Completion of Acquisitions of Assets

The following table presents certain information about the properties that the Company acquired from January 1, 2012 to February 15, 2012 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – December 31, 2011	41	426,829	$72,453
Acquisitions	25	490,737	85,121
Total portfolio – February 15, 2012	66	917,566	$157,574
____________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisitions made subsequent to December 31, 2011 were made in the normal course of business and none were individually significant to the total portfolio.

Financings

In January 2012, the Company received proceeds of $15.1 million related to a mortgage note payable, secured by 17 properties, which bears interest at a variable-rate of the One-Month London Interbank Offered Rate plus 2.495%. The interest rate on the mortgage note is fixed at 6.15% through an interest rate swap agreement. The mortgage note requires monthly payments of interest with the principal due at maturity in February 2022.

Additionally, in January 2012, the Company received proceeds of $24.4 million related to a mortgage note payable, secured by two properties, which bears interest at a variable-rate of the One-Month London Interbank Offered Rate plus 2.35%. The interest rate on the mortgage note is fixed at 3.75% through an interest rate swap agreement. The mortgage note requires monthly payments of interest with the principal due at maturity in February 2017.

Sales of Common Stock

From January 1, 2012 to February 15, 2012, the Company issued 5.5 million shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $54.3 million.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(in thousands)

				Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011	Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Advance Auto	Houston	TX	$—	$248	$991	$—	$1,239	$14
Advance Auto	Houston	TX	—	343	1,029	—	1,372	15
Dollar General	Red Level	AL	—	120	680	—	800	6
Dollar General	Molina	FL	—	178	1,007	—	1,185	9
Dollar General	Maysville	MO	—	107	607	—	714	6
Dollar General	Forest	OH	—	76	681	—	757	6
Dollar General	New Matamoras	OH	—	123	696	—	819	7
Dollar General	Payne	OH	—	81	729	—	810	7
Dollar General	Pleasant City	OH	—	131	740	—	871	7
Dollar General	Poteet	TX	—	96	864	—	960	8
Dollar General	Progreso	TX	—	169	957	—	1,126	9
Dollar General	Rio Grande City	TX	—	137	779	—	916	7
Dollar General	Roma	TX	—	253	1,010	—	1,263	9
Dollar General II	Auxvasse	MO	—	72	650	—	722	3
Dollar General II	Conway	MO	—	37	694	—	731	3
Dollar General II	King City	MO	—	33	625	—	658	3
Dollar General II	Licking	MO	—	77	688	—	765	3
Dollar General II	Stanberry	MO	—	111	629	—	740	3
Dollar General III	Tarrant	AL	—	217	869	—	1,086	4
Dollar General IV	Monroeville	IN	—	112	636	—	748	—
Dollar General V	Tuscaloosa	AL	—	133	756	—	889	—
Dollar General V	Grand Ridge	FL	—	76	684	—	760	—
Dollar General V	St. Clair	MO	—	220	879	—	1,099	—
Dollar General V	Pleasant Hill	TN	—	39	747	—	786	—
Dollar General V	Lyford	TX	—	80	724	—	804	—
Dollar General V	Mellen	WI	—	79	711	—	790	—
Dollar General V	Minong	WI	—	38	727	—	765	—
Dollar General V	Solon Springs	WI	—	76	685	—	761	—
Dollar General VI	Edwards	MS	—	75	671	—	746	—
Dollar General VI	Greensville	MS	—	82	739	—	821	—
Dollar General VI	Walmut Grove	MS	—	71	641	—	712	—
Family Dollar	Madison	NE	—	37	703	—	740	—
Family Dollar	Floydada	TX	—	36	681	—	717	—
Fed Ex	Butte	MT	5,060	403	7,653	—	8,056	117
Fed Ex II	Belmont	NH	—	265	2,386	—	2,651	—
GSA	Cocoa	FL	—	253	1,435	—	1,688	7
GSA II	Craig	CO	—	129	1,159	—	1,288	—
Walgreens	Maplewood	NJ	—	1,071	6,071	—	7,142	30
Walgreens	Staten Island	NY	—	—	3,984	—	3,984	60
Walgreens II	Coalings	CA	—	396	3,568	—	3,964	54
Walgreens III	Stevensville	MI	—	855	3,420	—	4,275	17
Total			$5,060	$7,135	$54,585	$—	$61,720	$414

Each location is a single tenant, freestanding property. Each of the properties has a depreciable life of 40 years. Acquired intangible lease assets in the amount of $10.7 million allocated to individual properties are not reflected in the table above. The accumulated depreciation column excludes $0.1 million of amortization associated with acquired intangible lease assets.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2011 (amounts in thousands):

Year Ended December 31, 2011
Real estate investments, at cost:
Balance at beginning of year	$—
Additions- acquisitions and improvements	61,720
Balance at end of the year	$61,720
Accumulated depreciation:
Balance at beginning of year	$—
Depreciation expense	414
Balance at end of the year	$414

There was no real estate activity for the period from October 15, 2010 (date of inception) to December 31, 2010.