Form 10-Q/A
period 2012-03-31
American Realty Capital Trust III, Inc.
filed 2012-05-15
CIK 1503828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 000-54690

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

The number of outstanding shares of the registrant’s common stock on April 30, 2012 was 54,436,286 shares.

EXPLANATORY NOTE

On May 15, 2012, Business Development Corporation of America incorrectly filed its a Quarterly Report on Form 10-Q with Accession Number 0001503828-12-000008 with the Securities and Exchange Commission under the CIK for American Realty Capital Trust III, Inc. The aforementioned Form 10-Q was submitted erroneously and should be disregarded.  Accordingly, American Realty Capital Trust III, Inc. is submitting its Quarterly Report on Form 10-Q herewith.

AMERICAN REALTY CAPITAL TRUST III, INC.

FORM 10-Q
Quarter Ended March 31, 2012

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$32,731	$7,135
Buildings, fixtures and improvements	201,605	54,585
Acquired intangible lease assets	33,907	10,733
Total real estate investments at cost	268,243	72,453
Less: accumulated depreciation and amortization	(2,515)	(499)
Total real estate investments, net	265,728	71,954
Cash and cash equivalents	66,551	16,183
Restricted cash	463	—
Prepaid expenses and other assets	18,219	1,221
Deferred costs, net	3,241	639
Total assets	$354,202	$89,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$81,166	$5,060
Derivatives, at fair value	701	98
Accounts payable and accrued expenses	6,813	716
Deferred rent	399	163
Distributions payable	1,370	504
Total liabilities	90,449	6,541
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 32,141,006 and 10,356,402 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	321	104
Additional paid-in capital	274,586	86,643
Accumulated other comprehensive loss	(701)	(98)
Accumulated deficit	(10,453)	(3,193)
Total stockholders’ equity	263,753	83,456
Total liabilities and stockholders’ equity	$354,202	$89,997

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$3,181	$—
Operating expense reimbursements	115	—
Total revenues	3,296	—

Operating expenses:
Acquisition and transaction related	4,443	—
Property related	173	—
Asset management fees to affiliate	212	—
General and administrative	253	16
Depreciation and amortization	2,016	—
Total operating expenses	7,097	16
Operating loss	(3,801)	(16)

Other income (expenses):
Interest expense	(602)	—
Other income, net	5	—
Total other expenses	(597)	—
Net loss	(4,398)	(16)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	(603)	—
Comprehensive loss	$(5,001)	$(16)

Basic and diluted weighted average shares outstanding	17,299,553	20,000
Basic and diluted net loss per share	$(0.25)	$(0.80)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2011	10,356,402	$104	$86,643	$(98)	$(3,193)	$83,456
Issuance of common stock	21,687,029	216	215,614	—	—	215,830
Common stock offering costs, commissions and dealer manager fees	—	—	(28,510)	—	—	(28,510)
Common stock issued through distribution reinvestment plan	97,075	1	921	—	—	922
Distributions declared	—	—	—	—	(2,862)	(2,862)
Common stock redemptions	(2,500)	—	(91)	—	—	(91)
Share based compensation, net of forfeitures	3,000	—	—	—	—	—
Amortization of restricted shares	—	—	9	—	—	9
Net loss	—	—	—	—	(4,398)	(4,398)
Other comprehensive loss	—	—	—	(603)	—	(603)
Balance, March 31, 2012	32,141,006	$321	$274,586	$(701)	$(10,453)	$263,753

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,398)	$(16)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,638	—
Amortization of intangibles	378	—
Amortization of deferred financing costs	71	—
Share based compensation	9	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,690)	—
Accounts payable and accrued expenses	241	16
Deferred rent	236	—
Net cash used in operating activities	(3,515)	—

Cash flows from investing activities:
Investment in real estate and other assets	(195,790)	—
Net cash used in investing activities	(195,790)	—

Cash flows from financing activities:
Proceeds from mortgage note payable	76,106	—
Payments of financing costs	(9,682)	—
Proceeds from issuance of common stock, net	184,811	—
Distributions paid	(1,074)	—
Redemptions paid	(25)	—
Restricted cash	(463)	—
Net cash provided by financing activities	249,673	—
Net change in cash and cash equivalents	50,368	—
Cash and cash equivalents, beginning of period	16,183	—
Cash and cash equivalents, end of period	$66,551	$—

Supplemental Disclosures:
Cash paid for interest	$249	$—
Cash paid for income taxes	15	—
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$922	$—
Accrued offering costs	5,875	—

The accompanying notes are an integral part of these statements.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 — Organization

American Realty Capital Trust III, Inc. (the "Company"), incorporated on October 15, 2010, is a Maryland corporation that qualifies as a real estate investment trust ("REIT") for U.S. federal income tax purposes. On March 31, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company’s common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

The Company sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor") on October 20, 2010, at $10.00 per share. In August 2011, the Company had raised proceeds sufficient to break escrow in connection with the IPO. As of March 31, 2012, the Company had issued 32.1 million shares of common stock, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $319.3 million. As of March 31, 2012, the aggregate value of all common share issuances was $321.3 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Advisors III, LLC (the "Advisor"), is the Company’s affiliated advisor. The Company purchased its first property and commenced real estate operations in September 2011.  As of March 31, 2012, the Company owned 93 properties with an aggregate purchase price of $268.2 million, comprised of 1,653,203 square feet which were 100% leased.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership III, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of the limited partner interest in the OP. The Advisor is the sole limited partner holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. The limited partner interest has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interest are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Properties III, LLC (the "Property Manager"), an entity wholly owned by the Special Limited Partner, to serve as the Company’s property manager. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

The consolidated financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the SEC on February 29, 2012.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company's significant accounting policies are described in Note 2 to the financial statements as of December 31, 2011 and the year then ended. There have been no significant changes to these policies during the three months ended March 31, 2012 other than the updates described below.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance was largely consistent with previous fair value measurement principles with few exceptions that did not result in a change in general practice. The guidance became effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance did not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component, in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired during the three months ended March 31, 2012. There were no property acquisitions during the three months ended March 31, 2011 (amounts in thousands):

Real estate investments, at cost:
Land	$25,596
Buildings, fixtures and improvements	147,020
Total tangible assets	172,616
Acquired intangibles:
In-place leases	23,174
Cash paid for acquired real estate investments	$195,790
Number of properties purchased	52

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company acquired the following properties, which are 100% leased, during the three months ended March 31, 2012 (base purchase price and annualized rental income / net operating income ("NOI") in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/NOI (4)		Annualized Rental Income/NOI per Square Foot

Portfolio as of Dec. 31, 2011		41	426,829	219.8	$72,453	7.9%	$5,694	0.041	$13.34

Acquisitions for the three months ended March 31, 2012:
Family Dollar	Jan. 2012	5	43,860	8.6	5,105	9.1%	464		10.58
Express Scripts	Jan. 2012	1	227,467	9.8	42,642	7.8%	3,347		14.71
Tractor Supply	Jan. 2012	1	19,097	23.6	5,313	8.3%	442		23.14
FedEx II	Feb. & Mar. 2012	2	210,434	14.1	42,875	7.4%	3,184		15.13
Dollar General IV	Feb. & Mar. 2012	2	18,049	14.9	2,373	8.2%	195		10.80
Dollar General V	Feb. 2012	1	10,765	14.9	1,294	8.3%	107		9.94
Dollar General VII	Feb. & Mar. 2012	12	109,750	14.4	12,922	8.3%	1,075		9.79
Dollar General VIII	Feb. 2012	4	37,870	14.8	4,020	8.3%	335		8.85
Walgreens IV	Feb. 2012	6	87,659	19.3	27,990	7.0%	1,959		22.35
FedEx III	Feb. 2012	2	227,962	9.5	18,369	7.8%	1,431		6.28
GSA III (5)	Mar. 2012	1	35,311	10.6	7,300	8.0%	581		16.45
Family Dollar II	Feb. 2012	1	8,000	9.8	860	9.2%	79		9.88
Dollar General IX	Feb. 2012	2	19,592	14.5	2,237	8.3%	186		9.49
GSA IV (5)	Mar. 2012	1	18,712	8.9	4,852	8.3%	401		21.43
Dollar General X	Mar. 2012	1	10,640	15.0	1,252	8.5%	106		9.96
Advance Auto II	Mar. 2012	1	8,075	9.8	970	8.2%	80		9.91
Dollar General XI	Mar. 2012	2	18,028	14.8	2,151	8.3%	179		9.93
FedEx IV	Mar. 2012	1	63,092	9.8	4,176	7.9%	331		5.25
CVS	Mar. 2012	1	10,125	7.8	3,414	7.6%	261		25.78
Advance Auto III	Mar. 2012	1	7,000	10.0	1,890	8.1%	153		21.86
Family Dollar III	Mar. 2012	2	16,320	10.5	1,953	9.1%	177		10.85
Family Dollar IV	Mar. 2012	1	8,000	9.3	844	9.0%	76		9.50
Dollar General XII	Mar. 2012	1	10,566	15.0	988	8.3%	82		7.76
Sub-total		52	1,226,374	12.0	195,790	7.8%	15,231		12.42
Portfolio as of Mar. 31, 2012		93	1,653,203	13.0	$268,243	7.8%	$20,925		$12.66
____________________________

(1)
Remaining lease term as of March 31, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and other closing costs on property.

(3)
Annualized rental income on a straight-line basis or annualized NOI as applicable, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Lease on the property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Buildings, fixtures and improvements have been provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third-party specialist.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
April 1, 2012 to December 31, 2012	$15,825
2013	21,132
2014	21,168
2015	21,211
2016	21,274
Thereafter	175,711
Total	$276,321

Tenant Concentration

The following table lists the tenants whose annualized rental income on a straight-line basis or NOI represented greater than 10% of total annualized rental income/NOI for the portfolio properties on a straight-line basis as of March 31, 2012. The Company held no properties at March 31, 2011:

Tenant
FedEx	28.0%
Dollar General	22.6%
Walgreens	16.9%
Express Scripts	16.0%

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of March 31, 2012.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income/NOI as of March 31, 2012. The Company held no properties at March 31, 2011:

State
Missouri	20.3%
Colorado	13.6%

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 4 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
March 31, 2012	42	$81,166	4.25%	5.79
December 31, 2011	1	$5,060	3.75%	4.59

(1)
Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 3.75% to 6.13% at March 31, 2012. The effective interest rate was 3.75% on the one mortgage note payable at December 31, 2011.

(2)	Weighted average remaining years until maturity as of the periods presented.

The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2012 (amounts in thousands):

Total
April 1, 2012 to December 31, 2012	$—
2013	—
2014	—
2015	—
2016	5,060
Thereafter	76,106
Total	$81,166

The Company’s sources of mortgage loan financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents information about the Company’s assets (including derivatives) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2012
Interest rate swaps	$—	$701	$—	$701
December 31, 2011
Interest rate swap	$—	$98	$—	$98

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2012.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	March 31, 2012	March 31, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$81,166	$81,166	$5,060	$5,060

Since the Company's mortgage notes payable balance at March 31, 2012 and December 31, 2011 includes only variable-rate debt with terms commensurate with the market, the carrying value of the mortgage notes payable approximates fair value at March 31, 2012 and December 31, 2011.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

As of March 31, 2012 , the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Interest Rate Swap	Derivatives, at fair value	4	$94,960	$(701)

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Interest Rate Swap	Derivatives, at fair value	1	$5,060	$(98)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.9 million will be reclassified from other comprehensive income as an increase to interest expense.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2012 (amounts in thousands):

Three Months Ended March 31, 2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(689)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(86)
Amount of gain (loss) recognized in income on derivatives as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2012, the fair value of the derivatives in a liability position related to these agreements was $0.7 million. As of March 31, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.8 million at March 31, 2012.

Note 7 — Common Stock

On March 31, 2011, the Company’s IPO became effective. As of March 31, 2012 and December 31, 2011, the Company had 32.1 million and 10.4 million shares of common stock outstanding from gross proceeds of $319.3 million and $102.7 million, respectively, including proceeds from shares issued pursuant to the DRIP.

In July 2011, the Company’s Board of Directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The first distribution was paid in October 2011.  The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.001803279 per day. The Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Advisor may provide expense support to the Company from time to time to assist the Company with operating cash flow, distributions or other operational purposes. For the three months ended March 31, 2012, the Advisor provided $0.1 million of expense support to the Company, which was recorded as an offset to general and administrative expense on the consolidated statement of operations for the three months ended March 31, 2012. No expense support was provided to the Company for the three months ended March 31, 2011. There can be no assurance that the Advisor will provide such expense support in the future.

The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of March 31, 2012 and December 31, 2011, no such amounts were owed to affiliated entities.  Additionally, the Company had accrued expenses payable to the Advisor and the Dealer Manager of $5.9 million and $0.1 million as of March 31, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.  The Company is responsible for offering and other costs related to the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock as measured at the end of the offering. The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The Company has reimbursed $11.7 million of offering costs to the Advisor on a cumulative basis through March 31, 2012. As of March 31, 2012, offering and other costs the Company has incurred exceeded 1.5% of gross proceeds received from the IPO by $8.0 million. At the end of the offering, any such costs in excess of 1.5% of gross proceeds will be paid by the Advisor. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, cumulative offering costs of $44.5 million, net of unpaid amounts, were less than the 15% threshold.

There were no fees or reimbursements paid to the Advisor or Dealer Manager during the three months ended March 31, 2011 for the fees and reimbursements referenced in the remaining sections of this Note.

Fees Paid in Connection with the IPO

The Dealer Manager and Sponsor receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. Total commissions and dealer manager fees paid to the Dealer Manager for the three months ended March 31, 2012 were $21.9 million.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company will pay the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable on a monthly basis, at the discretion of the Company’s Board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s Board of Directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement.  The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions paid with respect to such six month period.

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

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the three months ended March 31, 2012.

If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations.

The following table details amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the three months ended March 31, 2012. There were no fees paid or forgiven by the Advisor or Dealer Manager during the three months ended March 31, 2011 (amounts in thousands):

	Paid	Forgiven (1)
One-time fees:
Acquisition fees and related cost reimbursements	$3,241	$—
Financing coordination fees	609	—
Other expense reimbursements	162	—
Ongoing fees:
Asset management fees	212	87
Property management fees	—	63
Total related party operation fees and reimbursements	$4,224	$150
____________________________

(1)
These fees have been waived.  The Company’s Board of Directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay future asset management fees in the form of performance-based restricted shares.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the
Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three months ended March 31, 2012.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three months ended March 31, 2012.

The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the three months ended March 31, 2012.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.

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

Note 11 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2012 and December 31, 2011, no stock options were issued under the Plan.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. In March 2011, 6,000 shares were issued to independent directors under the RSP at a fair value of $10.00 per share. On March 1, 2012, 3,000 of these shares were forfeited upon the resignation of an independent director; simultaneously, 6,000 new shares were issued to two new independent directors under the RSP at a fair value of $10.00 per share. The fair value of these shares are being expensed over the vesting period of five years.

Compensation expense related to restricted stock was approximately $9,000 for the three months ended March 31, 2012. There was no compensation expense related to restricted stock for the three months ended March 31, 2011.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2012 or March 31, 2011.

Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2012 and 2011 (net loss in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss	$(4,398)	$(16)
Weighted average common shares outstanding	17,299,553	20,000
Net loss per share, basic and diluted	$(0.25)	$(0.80)

As of March 31, 2012, the Company had 9,000 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements except for the following:

Completion of Acquisitions of Assets

The following table presents certain information about the properties that the Company acquired from April 1, 2012 to May 11, 2012 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – March 31, 2012	93	1,653,203	$268,243
Acquisitions	56	1,152,106	142,147
Total portfolio – May 11, 2012	149	2,805,309	$410,390
____________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisitions made subsequent to March 31, 2012 were made in the normal course of business and none were individually significant to the total portfolio.

Financings

The following table presents certain information about financing arrangements that the Company entered into from April 1, 2012 to May 11, 2012 (dollar amounts in thousands):

	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)
Total mortgage notes payable — March 31, 2012	$81,166	4.25%
Mortgage notes payable incurred	$63,294	5.25%
Total mortgage notes payable — May 11, 2012	$144,460	4.68%

Total portfolio leverage ratio (2) — May 11, 2012	34.1%
____________________________

(1)	Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 3.75% to 6.13% at May 11, 2012.

(2)	Mortgage notes payable divided by base purchase price of portfolio, excluding uninvested cash and cash equivalents.

Sales of Common Stock

From April 1, 2012 to April 30, 2012, the Company issued 44.1 million shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $221.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Trust III, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to American Realty Capital Trust III, Inc., a Maryland corporation, and, as required by context, to American Realty Capital Operating Partnership III, L.P. (the "OP"), a Delaware limited partnership, and its subsidiaries. American Realty Capital Trust III, Inc. is externally managed by American Realty Capital Advisors III, LLC (the "Advisor"), a Delaware limited liability company.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust III, Inc. (the "Company," "we" "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•
Our initial public offering of common stock (the "IPO"), which commenced on March 31, 2011, is a blind pool offering, except as described under the "Investment Objectives and Policies" section of the prospectus for the IPO, and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently occurring in the United States credit markets.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust ("REIT").

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview

We are a Maryland corporation, incorporated on October 15, 2010, that elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 2011.  As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On March 31, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

We sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor") on October 20, 2010, at $10.00 per share. In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. As of March 31, 2012, we had issued 32.1 million shares of common stock, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $319.3 million. As of March 31, 2012, the aggregate value of all common share issuances was $321.3 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in September 2011.  As of March 31, 2012, we owned 93 properties with an aggregate purchase price of $268.2 million, comprised of 1,653,203 square feet which were 100% leased.

Substantially all of our business is conducted through American Realty Capital Operating Partnership III, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and holder of substantially all of the units of the limited partner interest in the OP. Our Advisor is the sole limited partner and holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. The limited partner interest has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interest are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no paid employees. American Realty Capital Advisors III, LLC, (the "Advisor") manages our affairs on a day-to-day basis. American Realty Capital Properties III, LLC (the "Property Manager"), an entity wholly owned by the Special Limited Partner, serves as the Company’s property manager. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities will receive fees during the offering, acquisition, operational and liquidation stages.

Real estate-related investments may be higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments.

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

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 1.5% of gross offering proceeds at the end of the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 10 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

As of March 31, 2012, we owned 93 properties with an aggregate purchase price of $268.2 million, comprising 1,653,203 square feet which were 100% leased. The annualized rental income per square foot of the properties at March 31, 2012 was $12.66 with a weighted average remaining lease term of 13.0 years. As of March 31, 2011, we did not own any properties and were in the development stage of operations. During the three months ended March 31, 2011, we had no income and our only expenses were $16,000 of general and administrative expenses.

Rental Income

Rental income was $3.2 million for the three months ended March 31, 2012. Rental income was driven by our 1,653,203 square feet of leasable properties, which were 100% leased.

Operating Expense Reimbursement

Operating expense reimbursement revenue was $0.1 million for the three months ended March 31, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease arrangements.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended March 31, 2012 were $4.4 million. These costs related to legal and other closing costs associated with purchases of property.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2012 were $0.2 million. These costs primarily relate to the costs associated with maintaining the property including real estate taxes, utilities and repairs and maintenance.

Fees to Affiliates

Asset Management Fees:

Our Advisor is entitled to fees for the management of our properties. The Advisor was paid $0.2 million and has elected to waive $0.1 million of asset management fees for the three months ended March 31, 2012.

Property Management Fees:

Our Property Manager has elected to waive the property management fees for the three months ended March 31, 2012. Such fees represent amounts that, had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the three months ended March 31, 2012, we would have incurred property management fees of $0.1 million, had the fees not been waived.

General and Administrative Expenses

General and administrative expenses of $0.3 million for the three months ended March 31, 2012, primarily included professional fees, Board member compensation and insurance expense, net of costs absorbed by our Advisor.

Depreciation and Amortization Expense

Depreciation and amortization expense of $2.0 million for the three months ended March 31, 2012 related to the properties purchased since we commenced real estate operations in September 2011. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense of $0.6 million for the three months ended March 31, 2012, related to financing of a portion of the properties acquired since we commenced real estate operations in September 2011. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Cash Flows for the Three Months Ended March 31, 2012

For the three months ended March 31, 2012, net cash used in operating activities was $3.5 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2012 was mainly due to $4.4 million of acquisition costs and non-cash expenses of $2.1 million. In addition, increases in prepaid expenses of $1.7 million occurred primarily due to an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by the increase in accounts payable and accrued expenses of $0.2 million and an increase in deferred rent of $0.2 million, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the three months ended March 31, 2012 of $195.8 million primarily related to properties acquired during the period.

Net cash provided by financing activities of $249.7 million during the three months ended ended March 31, 2012 related to proceeds from the issuance of shares of common stock, net of offering costs, of $184.8 million and proceeds from mortgage notes payable of $76.1 million. These amounts were partially offset by payments of financing costs of $9.7 million, distribution payments of $1.1 million and an increase in restricted cash of $0.5 million. Cash provided by financing activities during the three months ended March 31, 2012 was primarily used for property acquisitions.

Liquidity and Capital Resources

In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  We purchased our first property and commenced our real estate operations in September 2011.  As of March 31, 2012, we owned 93 properties with an aggregate purchase price of $268.2 million.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2012, we had 32.1 million shares of common stock outstanding, including restricted stock, for gross proceeds of $319.3 million.

Our Board of Directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of March 31, 2012, we had no shares eligible for repurchase as the one year holding requirement has not been met; however, pursuant to the death and disability provision of the SRP, we redeemed 2,500 shares for $25,000 representing an average share price of $10.00 in January 2012.

As of March 31, 2012, we had cash and cash equivalents of $66.6 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

The table below reflects FFO in accordance with the NAREIT definition as well as MFFO in the IPA recommended format for the three months ended March 31, 2012 (in thousands). We do not present FFO and MFFO for the three months ended March 31, 2011 as we had no property income or expenses during that period:

Net loss (in accordance with GAAP)	$(4,398)
Depreciation and amortization	2,016
FFO	(2,382)
Acquisition fees and expenses (1)	4,443
MFFO	2,061
Straight-line rent (2)	(42)
MFFO - IPA recommended format	$2,019
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

(2) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance

Distributions

In July 2011, our Board of Directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The first distribution was paid in October 2011.  The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.001803279 per day.

During the three months ended March 31, 2012, distributions paid to common stockholders totaled $2.0 million, inclusive of $0.9 million of the value of common stock issued under the DRIP. Distribution payments are dependent on the availability of funds.  Our Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

As of March 31, 2012, cash used to pay our distributions was generated from property operating results and proceeds from common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common and preferred stockholders for the three months ended March 31, 2012, the initial quarter that distributions were paid (amounts in thousands):

	Three Months Ended
	March 31, 2012
	Distribution	Percentage of Distribution
Distributions:
Distributions paid in cash	$1,075
Distributions reinvested (1)	922
Total distributions	$1,997
Source of distributions:
Cash flows provided by operations (2)	$—	—%
Proceeds from issuance of common stock	1,075	54%
Proceeds from financings	922	46%
Common stock issued under the DRIP / offering proceeds	—	—%
Total sources of distributions	$1,997	100%
Cash flows used in operations (GAAP basis) (2)	$(3,515)
Net loss (in accordance with GAAP)	$(4,398)
____________________________

(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Includes the impact of expensing acquisition and transaction related costs as incurred of $4.4 million for the three months ended March 31, 2012.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 15, 2010 (date of inception) through March 31, 2012 (amounts in thousands):

Period from October 15, 2010 (Date of Inception) to March 31, 2012
Distributions paid:
Common stockholders in cash	$1,369
Common stockholders pursuant to DRIP	1,193
Total distributions paid	$2,562

Reconciliation of net loss:
Revenues	$4,091
Acquisition and transaction-related expenses	(6,466)
Depreciation and amortization	(2,515)
Other operating expense	(1,000)
Other non-operating expense	(632)
Net loss (in accordance with GAAP) (1)	$(6,522)
____________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations may vary. In general, we expect that only interest amounts will be payable monthly with all unpaid principal and interest due at maturity. Our loan agreements may stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements may have specific ratio thresholds that must be met. As of March 31, 2012, we were in compliance with the debt covenants under our loan agreements.

As of March 31, 2012, we had non-recourse mortgage indebtedness secured by real estate of $81.2 million. As of March 31, 2012, our leverage ratio was 30.3% (defined as mortgage indebtedness divided by real estate investments, at cost) or 5.4% including cash and cash equivalents of $66.6 million. Our mortgage indebtedness bore interest at a weighted average rate of 4.25% per annum and had a weighted average maturity of 5.8 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

			Years Ended
	Total	April 1, 2012 to December 31, 2012	2013 -2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$81,166	$—	$—	$5,060	$76,106
Interest Payments Due:
Mortgage notes payable	$26,482	$3,290	$8,734	$8,699	$5,759

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operated in such a manner as to continue to qualify to be taxed as a REIT. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2012.

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

As of March 31, 2012, our debt consisted of variable-rate mortgage notes payable with a carrying value of $81.2 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.8 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

We are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our December 31, 2011 Annual Report on Form 10-K filed with the SEC on February 29, 2012.

Item 2. Unregistered Sales of Equity Securities

We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2012.

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

As of March 31, 2012, we had sold 32.1 million shares including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $319.3 million. As of March 31, 2012, the aggregate value of all common share issuances was $321.3 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The following table reflects the offering costs associated with the issuance of common stock for the three months ended March 31, 2012 (in thousands):

Selling commissions	$13,960
Dealer manager fees	7,917
Other offering costs	6,633
Total offering costs	$28,510

The Dealer Manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions paid and reallowed during the three months ended March 31, 2012 (amounts in thousands):

Total commission paid to Dealer Manager	$21,877
Less:
Commissions to participating broker dealers	(13,960)
Reallowance to participating broker dealers	(1,957)
Net to affiliated Dealer Manager (1)	$5,960
_____________________________________

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overheard and various selling related expenses.

As of March 31, 2012, we have incurred $47.5 million of cumulative offering costs in connection with the issuance and distribution of common securities. Cumulative offering costs include $20.6 million in selling commissions, $11.1 million incurred from our Dealer Manager and a $15.7 million in other offering costs.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2012, we have used the net proceeds from our IPO and debt financing to purchase 93 properties with an aggregate purchase price of $268.2 million.

During the three months ended March 31, 2012, there were 9,000 shares of common stock for $0.1 million repurchased or accrued to be repurchased due to the death of a stockholder at $10.00 per share.

On October 20, 2010, we sold 20,000 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $10.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund organizational costs. Other than this initial unregistered sale, during the period from October 15, 2010 (date of inception) through March 31, 2012, we did not sell equity securities that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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
Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block
Brian S. Block
Executive Vice President, Chief Financial Office (Principal Financial Officer)

Date: May 15, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.19 *	Agreement for Purchase and Sale of Real Property, between American Realty Capital II, LLC and Setzer Properties, LLC, dated as of December 13, 2011
10.20 *	Agreement for Purchase and Sale of Real Property, between American Realty Capital II, LLC and SunCap Orangetown, LLC, dated as of June 27, 2011
10.21 *	Amended and Restated Loan Agreement, between the Borrowers thereto and Citigroup Global Markets Realty Corp., dated as of April 20, 2012
10.22 *	Promissory Note, given by the Borrowers thereto to Citigroup Global Markets Realty Corp., dated as of April 20, 2012
10.23 *	Amended and Restated Recourse Carve-Out Guaranty, by American Realty Capital Operating Partnership III, L.P. in favor of Citigroup Global Markets Realty Corp., dated as of April 20, 2012
10.24 *
Amended and Restated Promissory Note, given by ARC3 FEBMTNH001, LLC, ARC3 ESBKYMO001, LLC, ARC3 FEBVLTN001, LLC and ARC3 FECMCCO01, LLC to Wells Fargo Bank, National Association, dated as of April 2, 2012

10.25 *	Amended and Restated Loan Agreement, between ARC3 FEBMTNH001, LLC, ARC3 ESBKYMO001, LLC, ARC3 FEBVLTN001, LLC, ARC3 FECMCCO01, LLC and Wells Fargo Bank, National Association, dated as of April 2, 2012
10.26 *	Amended and Restate Guaranty of Recourse Obligations, between American Realty Capital Operating Partnership III, L.P. and Wells Fargo Bank, National Association, dated as of April 2, 2012
31.1 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32 *	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust III, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.