Form 10-Q
period 2012-06-30
American Realty Capital Trust III, Inc.
filed 2012-08-10
CIK 1503828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of outstanding shares of the registrant’s common stock on July 31, 2012 was 113,740,938 shares.

AMERICAN REALTY CAPITAL TRUST III, INC.

FORM 10-Q
Quarter Ended June 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$84,061	$7,135
Buildings, fixtures and improvements	370,961	54,585
Acquired intangible lease assets	62,657	10,733
Total real estate investments, at cost	517,679	72,453
Less: accumulated depreciation and amortization	(7,811)	(499)
Total real estate investments, net	509,868	71,954
Cash and cash equivalents	391,741	16,183
Restricted cash	1,547	—
Prepaid expenses and other assets	14,372	1,221
Deferred costs, net	7,115	639
Total assets	$924,643	$89,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable	$144,460	$5,060
Derivatives, at fair value	2,924	98
Accounts payable and accrued expenses	2,205	716
Deferred rent	1,006	163
Distributions payable	4,520	504
Total liabilities	155,115	6,541
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 91,660,811 and 10,356,402 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	917	104
Additional paid-in capital	797,557	86,643
Accumulated other comprehensive loss	(2,924)	(98)
Accumulated deficit	(26,022)	(3,193)
Total stockholders’ equity	769,528	83,456
Total liabilities and stockholders’ equity	$924,643	$89,997

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$8,129	$—	$11,310	$—
Operating expense reimbursement	57	—	172	—
Total revenues	8,186	—	11,482	—

Operating expenses:
Acquisition and transaction related	5,827	—	10,270	—
Property operating	167	—	340	—
Operating fees to affiliate	—	—	212	—
General and administrative	185	82	438	98
Depreciation and amortization	5,296	—	7,312	—
Total operating expenses	11,475	82	18,572	98
Operating loss	(3,289)	(82)	(7,090)	(98)

Other income (expenses):
Interest expense	(1,803)	—	(2,405)	—
Other income, net	62	—	67	—
Total other expenses	(1,741)	—	(2,338)	—
Net loss	(5,030)	(82)	(9,428)	(98)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(2,223)	—	(2,826)	—
Comprehensive loss	$(7,253)	$(82)	$(12,254)	$(98)

Basic and diluted weighted average shares outstanding	63,852,013	20,000	40,575,783	20,000
Basic and diluted net loss per share	$(0.08)	$(4.10)	$(0.23)	$(4.90)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2011	10,356,402	$104	$86,643	$(98)	$(3,193)	$83,456
Issuances of common stock	80,867,680	809	803,050	—	—	803,859
Common stock offering costs, commissions and dealer manager fees	—	—	(96,183)	—	—	(96,183)
Common stock issued through distribution reinvestment plan	448,131	4	4,253	—	—	4,257
Distributions declared	—	—	—	—	(13,401)	(13,401)
Common stock repurchases	(24,069)	—	(216)	—	—	(216)
Share based compensation, net of forfeitures	12,667	—	6	—	—	6
Amortization of restricted shares, net of forfeitures	—	—	4	—	—	4
Net loss	—	—	—	—	(9,428)	(9,428)
Other comprehensive loss	—	—	—	(2,826)	—	(2,826)
Balance, June 30, 2012	91,660,811	$917	$797,557	$(2,924)	$(26,022)	$769,528

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,428)	$(98)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,931	—
Amortization of intangibles	1,381	—
Amortization of deferred financing costs	302	—
Share based compensation	10	3
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,093)	(26)
Accounts payable and accrued expenses	1,351	31
Deferred rent	843	—
Net cash used in operating activities	(703)	(90)

Cash flows from investing activities:
Investment in real estate and other assets	(445,226)	—
Deposits for real estate investments	(600)	—
Net cash used in investing activities	(445,826)	—

Cash flows from financing activities:
Proceeds from mortgage note payable	139,400	—
Payments of financing costs	(8,587)	—
Proceeds from issuance of common stock	794,918	—
Payments of offering costs and fees related to stock issuances	(96,146)	(306)
Proceeds from affiliates, net	(708)	396
Distributions paid	(5,127)	—
Common stock repurchases	(116)	—
Restricted cash	(1,547)	—
Net cash provided by financing activities	822,087	90
Net change in cash and cash equivalents	375,558	—
Cash and cash equivalents, beginning of period	16,183	—
Cash and cash equivalents, end of period	$391,741	$—

Supplemental Disclosures:
Cash paid for interest	$1,605	$—
Cash paid for income taxes	23	—
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$4,257	$—
Accrued offering costs	5,875	—

 The accompanying notes are an integral part of these statements.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 1 — Organization

American Realty Capital Trust III, Inc. (the "Company"), was incorporated on October 15, 2010, as a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011. On March 31, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company’s common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

The Company sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor") on October 20, 2010, at $10.00 per share. In August 2011, the Company had raised proceeds sufficient to break escrow in connection with the IPO. As of June 30, 2012, the Company had 91.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $910.6 million. As of June 30, 2012, the aggregate value of all common share issuances, excluding unvested restricted stock, was $916.3 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Advisors III, LLC (the "Advisor"), is the Company’s affiliated advisor. The Company purchased its first property and commenced real estate operations in September 2011.  As of June 30, 2012, the Company owned 181 properties with an aggregate purchase price of $517.7 million, comprised of 3,572,346 square feet which were 100% leased.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership III, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of the limited partner interest in the OP. The Advisor is the sole limited partner and holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. The limited partner interest has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interest are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Company has retained American Realty Capital Properties III, LLC (the "Property Manager"), an entity wholly owned by the Special Limited Partner, to serve as the Company’s property manager. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. Such entities receive fees during the offering, acquisition, operational and liquidation stages.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.

There have been no significant changes to these policies during the six months ended June 30, 2012 other than the updates described below.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance was largely consistent with previous fair value measurement principles with few exceptions that did not result in a change in general practice. The guidance became effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance did not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component, in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired during the six months ended June 30, 2012. There were no assets acquired during the six months ended June 30, 2011 (dollar amounts in thousands):

Real estate investments, at cost:
Land	$76,926
Buildings, fixtures and improvements	316,376
Total tangible assets	393,302
Acquired intangibles:
In-place leases	51,924
Cash paid for acquired real estate investments	$445,226
Number of properties purchased	140

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company acquired the following properties, which are 100% leased, during the six months ended June 30, 2012 (base purchase price and annualized net operating income ("NOI") in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized NOI (4)	Annualized Rental Income/NOI per Square Foot (5)
Portfolio as of Dec. 31, 2011		41	426,829	15.2	$72,453	7.9%	$5,742	$13.34
Family Dollar	Jan. 2012	5	43,860	8.3	5,105	9.1%	464	14.71
Express Scripts	Jan. 2012	1	227,467	9.5	42,642	7.8%	3,347	23.14
Tractor Supply	Jan. 2012	1	19,097	13.8	5,313	8.3%	442	15.13
FedEx II	Feb. & Mar. 2012	2	210,434	10.8	42,874	7.4%	3,184	10.80
Dollar General IV	Feb. & Mar. 2012	2	18,049	14.6	2,372	8.3%	196	9.94
Dollar General V	Feb. 2012	1	10,765	14.6	1,294	8.3%	107	9.97
Dollar General VII	Feb. & Mar. 2012	12	109,750	14.1	12,922	8.3%	1,075	8.85
Dollar General VIII	Feb. 2012	4	37,870	14.6	4,020	8.3%	335	22.35
Walgreens IV	Feb. 2012	6	87,659	19.0	27,990	7.0%	1,959	6.28
FedEx III	Feb. 2012	2	227,962	9.3	18,369	7.8%	1,431	16.45
GSA III (6)	Mar. 2012	1	35,311	10.3	7,300	8.0%	581	9.88
Family Dollar II	Feb. 2012	1	8,000	9.6	860	9.2%	79	9.49
Dollar General IX	Feb. 2012	2	19,592	14.3	2,237	8.3%	186	21.43
GSA IV (6)	Mar. 2012	1	18,712	8.7	4,852	8.3%	401	9.96
Dollar General X	Mar. 2012	1	10,640	14.8	1,252	8.5%	106	9.91
Advance Auto II	Mar. 2012	1	8,075	9.5	970	8.2%	80	9.68
Dollar General XI	Mar. & May 2012	4	36,154	14.6	4,205	8.3%	350	5.25
FedEx IV	Mar. 2012	1	63,092	9.6	4,176	7.9%	331	25.78
CVS	Mar. 2012	1	10,125	7.6	3,414	7.6%	261	21.86
Advance Auto III	Mar. 2012	1	7,000	9.8	1,890	8.1%	153	10.71
Family Dollar III	Mar. & May 2012	3	24,640	10.3	2,921	9.0%	264	10.88
Family Dollar IV	Mar., Apr. & May 2012	5	42,360	9.1	5,119	9.0%	461	7.76
Dollar General XII	Mar. 2012	1	10,566	14.8	988	8.3%	82	10.58
FedEx V	Apr. 2012	1	142,139	14.6	46,525	7.9%	3,669	25.81
Dollar General XIII	Apr. 2012	2	18,260	13.8	1,746	8.4%	146	8.00
Dollar General XIV	Apr. 2012	2	18,052	14.8	1,815	8.8%	159	8.81
Dollar General XV	Apr. 2012	13	131,443	14.7	16,855	8.2%	1,375	10.46

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized NOI (4)	Annualized Rental Income/NOI per Square Foot (5)
(continued)
Dollar General XVI	Apr. 2012	3	27,226	14.8	3,123	8.3%	260	9.55
Advance Auto IV	Apr. 2012	1	7,000	9.5	955	8.3%	79	11.29
Shaw's Supermarkets	Apr. 2012	1	59,766	8.7	5,750	8.9%	513	8.58
Rubbermaid	Apr. 2012	1	660,820	10.5	23,125	7.7%	1,787	2.70
Citizens Bank	Apr. & May 2012	30	83,642	10.0	27,389	7.5%	2,061	24.64
Tire Kingdom	Apr. 2012	1	6,656	11.2	1,691	9.2%	155	23.29
Circle K	May 2012	1	2,680	11.8	1,911	7.7%	147	54.85
Family Dollar V	May 2012	4	32,306	9.3	3,934	9.1%	358	11.08
GSA V (6)	May 2012	1	15,915	8.6	5,500	8.0%	442	27.77
GSA VI (6)	May 2012	1	12,187	9.3	3,125	8.2%	257	21.09
General Mills	May 2012	1	359,499	11.3	33,108	7.7%	2,558	7.12
Walgreens V	May 2012	1	14,736	22.0	8,667	7.2%	625	42.41
NTW & Big O Tires	Jun. 2012	2	17,159	11.6	4,025	0.1	312	18.18
Fresenius Medical	Jun. 2012	4	27,307	10.9	7,920	0.1	713	26.11
Tractor Supply II	Jun. 2012	1	15,097	12.8	2,789	8.5%	238	15.76
Dollar General XVII	Jun. 2012	1	9,234	15.0	978	8.6%	84	7.10
FedEx VI	Jun. 2012	2	119,803	12.6	15,319	7.4%	1,140	9.52
Advance Auto V	Jun. 2012	2	14,000	10.4	3,995	7.8%	310	22.14
Walgreens VI	Jun. 2012	4	58,410	20.2	20,900	6.6%	1,379	23.61
Advance Auto VI	Jun. 2012	1	5,000	10.9	996	8.1%	81	16.20
2012 Acquisitions		140	3,145,517	12.4	445,226	7.8%	34,723	11.04
Portfolio as of June 30, 2012		181	3,572,346	12.8	$517,679	7.8%	$40,465	$11.33
____________________________

(1)
Remaining lease term as of June 30, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and other closing costs on property.

(3)	Annualized NOI divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized NOI for the three months ended June 30, 2012, or since acquisition date, for the property portfolio. Annualized NOI is annualized rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Annualized rental income as of June 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(6)	Buildings, fixtures and improvements have been provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third party specialist.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
July 1, 2012 to December 31, 2012	$20,081
2013	40,217
2014	40,293
2015	40,476
2016	40,668
Thereafter	342,162
Total	$523,897

Tenant Concentration

The following table lists the tenants whose annualized rental income on a straight-line basis or NOI represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2012. The Company held no properties at June 30, 2011:

Tenant
FedEx	26.4%
Dollar General	17.1%
Walgreens	13.7%

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of June 30, 2012.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income as of June 30, 2012. The Company held no properties at June 30, 2011:

State
Missouri	12.3%

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 4 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
June 30, 2012	75	$144,460	4.68%	6.49
December 31, 2011	1	$5,060	3.75%	4.59
______________________

(1)
Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 3.75% to 6.13% at June 30, 2012. The effective interest rate was 3.75% on the one mortgage note payable at December 31, 2011.

(2)	Weighted average remaining years until maturity as of the periods presented.

The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2012 (amounts in thousands):

Future Principal Payments
July 1, 2012 to December 31, 2012	$—
2013	—
2014	—
2015	—
2016	5,060
Thereafter	139,400
Total	$144,460

The Company’s sources of mortgage loan financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

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
June 30, 2012
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents information about the Company’s liabilities (including derivatives that are presented on a net basis) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2012
Interest rate swaps	$—	$2,924	$—	$2,924
December 31, 2011
Interest rate swap	$—	$98	$—	$98

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012.

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$144,460	$147,432	$5,060	$5,060
 The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Derivatives are used to hedge the variable cash flows associated with existing or forecasted, variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives have been used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.4 million will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2012 , the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Interest Rate Swap	Derivatives, at fair value	7	$94,960	$(2,924)

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Interest Rate Swap	Derivatives, at fair value	1	$5,060	$(98)

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(2,924)	$(98)

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2012 (amounts in thousands). The Company had no active derivatives for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(2,472)	$(3,161)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(249)	$(335)
Amount of gain (loss) recognized in income on derivatives as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain provisions where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2012, the fair value of the derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.1 million. As of June 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.1 million at June 30, 2012.

Note 7 — Common Stock

On March 31, 2011, the Company’s IPO became effective. As of June 30, 2012 and December 31, 2011, the Company had 91.7 million and 10.4 million shares of common stock outstanding, from gross proceeds of $910.6 million and $102.7 million, respectively, including restricted stock and shares issued pursuant to the DRIP.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

Note 9 — Related Party Transactions and Arrangements

As of June 30, 2012 and December 31, 2011, the Special Limited Partner, an entity wholly owned by the Sponsor, owns 20,000 shares of the Company’s outstanding common stock.

Fees Paid in Connection with the IPO

The Dealer Manager and Sponsor receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. Total commissions and dealer manager fees incurred from the Dealer Manager for the three and six months ended June 30, 2012 were $57.9 million and $79.8 million, respectively. There were no such fees paid for the three and six months ended June 30, 2011.

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets.  The following table details offering costs reimbursements from the Advisor and Dealer Manager during the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$12,869	$448	$20,231	$529

The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock as measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $8.8 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of June 30, 2012, cumulative offering costs were $112.1 million. As of June 30, 2012, cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold.

The Company had accrued expenses payable to the Advisor and Dealer Manager of $1.0 million and $0.1 million as of June 30, 2012 and December 31, 2011, respectively, for services relating to the IPO.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

The Company will pay the Advisor an annual fee of up to 0.75% of the cost of assets. Cost of assets includes the purchase price, acquisition expenses, capital expenditures and other customary capitalized costs, but will exclude acquisition fees to affiliates. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of assets. Such asset management fee shall be payable on a monthly basis, at the discretion of the Company’s Board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, may elect to issue performance-based common stock or restricted stock grants, or in any combination thereof in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions paid with respect to such six month period.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table details amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the three and six months ended June 30, 2012. There were no fees incurred or forgiven by the Advisor or Dealer Manager during the three and six months ended June 30, 2011 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Incurred	Forgiven (1)	Incurred	Forgiven (1)
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$4,265	$—	$7,506	$—
Financing coordination fees	436	—	1,045	—
Other expense reimbursements	140	—	302	—
Ongoing fees:
Asset management fees (2)	—	762	212	849
Property management fees	—	148	—	211
Total related party operation fees and reimbursements	$4,841	$910	$9,065	$1,060
____________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, on a prospective basis, to pay asset management fees in the form of performance-based common stock or restricted stock grants, or any combination thereof.

(2) As of June 30, 2012, the Company had a receivable of $0.7 million, primarily for asset management fees to be refunded by the Advisor.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the three and six months ended June 30, 2012 and 2011.

The Advisor may provide expense support to the Company from time to time to assist the Company with operating cash flow, distributions or other operational purposes. For the three and six months ended June 30, 2012, the Advisor provided $0.1 million of expense support to the Company, which was recorded as an offset to general and administrative expense on the consolidated statement of operations. No expense support was provided to the Company for the three and six months ended June 30, 2011. There can be no assurance that the Advisor will provide such expense support in the future.

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

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the
Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three and six months ended June 30, 2012.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three and six months ended June 30, 2012.

The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the three and six months ended June 30, 2012.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.

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

Note 11 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of June 30, 2012 and December 31, 2011, no stock options were issued under the Plan.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. In March 2011, 6,000 shares were issued to independent directors under the RSP at a fair value of $10.00 per share. On March 1, 2012, 3,000 of these shares were forfeited upon the resignation of an independent director; simultaneously, 6,000 new shares were issued to two new independent directors under the RSP at a fair value of $10.00 per share. Additionally, in June 2012, 9,000 shares were issued to independent directors under the RSP at a fair value of $9.00 per share. The fair value of these shares are being expensed over the vesting period of five years.

Compensation expense related to restricted stock was approximately $3,000 for the three and six months ended June 30, 2012, respectively. There was no compensation expense related to restricted stock for the three and six months ended June 30, 2011.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 667 shares of common stock issued during the six months ended June 30, 2012 in lieu of $6,000 of board fees earned for services performed. No such shares were issued during the six months ended June 30, 2011.

Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2012 and 2011 (net loss dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(5,030)	$(82)	$(9,428)	$(98)
Weighted average common shares outstanding	63,852,013	20,000	40,575,783	20,000
Net loss per share, basic and diluted	$(0.08)	$(4.10)	$(0.23)	$(4.90)

As of June 30, 2012, the Company had 17,400 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements except for the following:

Completion of Acquisitions of Assets

The following table presents certain information about the properties that the Company acquired from July 1, 2012 to August 8, 2012 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – June 30, 2012	181	3,572,346	$517,679
Acquisitions	43	880,961	90,424
Total portfolio – August 8, 2012	224	4,453,307	$608,103
____________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisitions made subsequent to June 30, 2012 were made in the normal course of business and none were individually significant to the total portfolio.

Financings

On August 8, 2012, the Company entered into a $12.3 million mortgage note payable with Goldman Sachs Commercial Mortgage Capital, L.P. The mortgage note has a five year term with a fixed interest rate of 3.70%. The mortgage note is encumbered with 27 properties.

Sales of Common Stock

From July 1, 2012 to July 31, 2012, the Company issued 22.1 million shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $217.9 million.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Senior Revolving Credit Facility Agreement
On July 26, 2012, the Company entered into a senior revolving credit facility (the "Credit Facility") in the amount of $100.0 million with RBS Citizens, N.A. (“RBS”). The Credit Facility contains an “accordion” feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the Credit Facility to a maximum of $250.0 million.
The Credit Facility is a revolving line of credit which has a term of 36 months, subject to the Company’s right to a 12-month extension. The Company will have the option, based upon its corporate leverage, to have loans taken out under the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 2.10% to 3.50%; or (b) the Base Rate, as defined in the Credit Facility, plus an applicable margin that ranges from 2.50% to 3.00%.
The Credit Facility provides for monthly interest payments for Base Rate loans. For all other loans, interest payments will be made at the end of an applicable interest period, designated at the time the loan is made. If the Company does not use a certain percentage of the proceeds from the Credit Facility, it will be required to pay an unused fee. All principal outstanding on the Company’s borrowings under the Credit Facility will be due on the maturity date in July 2015. Borrowings under the Credit Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty, subject to reimbursement of certain costs and expenses. In the event of a default, each lender has the right to terminate its obligations under the Credit Facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the Credit Facility.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and the Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
While we are raising capital and investing the proceeds of our ongoing initial public offering ("IPO"), the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial IPO, which commenced on March 31, 2011, is a blind pool offering, and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursements of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States credit markets.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview

We are a Maryland corporation, incorporated on October 15, 2010, that qualified as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On March 31, 2011, we commenced our ongoing IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-170298) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

We sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor") on October 20, 2010, at $10.00 per share. In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. As of June 30, 2012, we had 91.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $910.6 million. As of June 30, 2012, the aggregate value of all common share issuances, excluding unvested restricted stock, was $916.3 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced real estate operations in September 2011.  As of June 30, 2012, we owned 181 properties with an aggregate purchase price of $517.7 million, comprised of 3.6 million square feet which were 100% leased. As of June 30, 2012, rental revenues derived from investment grade tenants as rated by a major rating agency, represented 92.1% (includes properties leased to Fedex Ground Package Systems, Inc. an unrated wholly owned subsidiary of Fedex Corp. We have attributed the rating of the parent company to its wholly owned subsidiary for purposes of this disclosure.) of annualized rental income on a straight line basis.

Substantially all of our business is conducted through the OP. We are the sole general partner and holder of substantially all of the units of the limited partner interest in the OP. Our Advisor is the sole limited partner and holds 202 units of limited partner interest in the OP ("OP Units"), which represents a nominal percentage of the aggregate OP ownership. The limited partner interest has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interest are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no paid employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Properties III, LLC (the "Property Manager"), an entity wholly owned by the Special Limited Partner, serves as our property manager. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities receive compensation and fees during the offering, acquisition, operational and liquidation stages.

Real estate-related investments may be higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired or own any real estate-related investments.

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

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds at the end of the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO.

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.

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

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to fifteen years for fixtures and improvements and the shorter of the useful life or the remaining lease term for acquired intangible lease assets and tenant improvements.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from seven to 25 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

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

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our consolidated financial position or results of operations.

Results of Operations

As of June 30, 2012, we owned 181 properties with an aggregate purchase price of $517.7 million, comprised of 3.6 million square feet which were 100% leased. The annualized rental income per square foot of the properties at June 30, 2012 was $11.33 with a weighted average remaining lease term of 12.8 years. As of June 30, 2011, we did not own any properties and were in the development stage of operations. During the three and six months ended June 30, 2011, we had no income and our total expenses of $82,000 and $98,000, respectively, represented general and administrative expenses.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Rental Income

Rental income was $8.1 million for the three months ended June 30, 2012. Rental income was derived from our acquisition of 181 properties with an aggregate purchase price of $517.7 million representing 3,572,346 square feet, which were 100% leased as of June 30, 2012, with an annualized rental income per square foot of $11.33. We did not own any properties during the three months ended June 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements were $0.1 million for the three months ended June 30, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease arrangements. There were no properties purchased and therefore no operating expense reimbursements for the three months ended June 30, 2011.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended June 30, 2012 were $5.8 million. These costs related to legal and other closing costs associated with our acquisition of 88 properties for a purchase price of $249.4 million. There were no properties purchased and therefore no acquisition and transaction related costs for the three months ended June 30, 2011.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2012 were $0.2 million. These costs primarily relate to the costs associated with maintaining the property including real estate taxes, utilities and repairs and maintenance. We did not own any properties during the three months ended June 30, 2011 and as a result did not have any property operating expenses.

Operating Fees to Affiliates

Asset Management Fees:

Our Advisor is entitled to fees for the management of our properties. The Advisor has elected to waive the asset management fees for the three months ended June 30, 2012. For the three months ended June 30, 2012, we would have incurred asset management fees of $0.8 million, had the fees not been waived. There were no asset management fees incurred or forgiven by the Advisor during the three months ended June 30, 2011.

Property Management Fees:

Our Property Manager has elected to waive the property management fees for the three months ended June 30, 2012. Such fees represent amounts that, had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the three months ended June 30, 2012, we would have incurred property management fees of $0.1 million, had the fees not been waived. There were no property management fees incurred or forgiven by the Property Manager during the three months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $0.2 million for the three months ended June 30, 2012 from approximately $0.1 million for the three months ended June 30, 2011. General and administrative expenses primarily included professional fees, Board member compensation and insurance expense, net of costs absorbed by our Advisor of $0.1 million during the three months ended June 30, 2012. No such costs were absorbed during the three months ended June 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense of $5.3 million for the three months ended June 30, 2012, related to the properties purchased since we commenced real estate operations in September 2011. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the three months ended June 30, 2011.

Interest Expense

Interest expense of $1.8 million for the three months ended June 30, 2012, related to financing of a portion of the properties acquired since we commenced real estate operations in September 2011. We view these secured financing sources as an efficient and accretive means to acquire properties. There were no mortgages payable and therefore no interest expense during the three months ended June 30, 2011.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Rental Income

Rental income was $11.3 million for the six months ended June 30, 2012. Rental income was driven by our acquisition of 181 properties with an aggregate purchase price of $517.7 million representing 3,572,346 square feet, which were 100% leased as of June 30, 2012, with an annualized rental income per square foot of $11.33. We did not own any properties during the six months ended June 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements were $0.2 million for the six months ended June 30, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease arrangements. We did not own any properties and therefore, had no operating expense reimbursements for the six months ended June 30, 2011.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the six months ended June 30, 2012 were $10.3 million. These costs related to legal and other closing costs associated with our acquisition of 140 properties for a purchase price of $445.2 million. There were no properties purchased and therefore no acquisition and transaction related costs for the six months ended June 30, 2011.

Property Operating Expenses

Property operating expenses for the six months ended June 30, 2012 were $0.3 million. These costs primarily relate to the costs associated with maintaining the property including real estate taxes, utilities and repairs and maintenance. We did not own any properties and therefore, had no property operating expenses for the six months ended June 30, 2011.

Operating Fees to Affiliates

Asset Management Fees:

Our Advisor is entitled to fees for the management of our properties. The Advisor was paid $0.2 million and has elected to waive $0.8 million of asset management fees for the six months ended June 30, 2012. There were no asset management fees incurred or forgiven by the Advisor during the six months ended June 30, 2011.

Property Management Fees:

Our Property Manager has elected to waive the property management fees for the six months ended June 30, 2012. Such fees represent amounts that, had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the six months ended June 30, 2012, we would have incurred property management fees of $0.2 million, had the fees not been waived. There were no property management fees incurred or forgiven by the Property Manager during the six months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $0.4 million for the six months ended June 30, 2012 from approximately $0.1 million for the six months ended June 30, 2011. General and administrative expenses primarily included professional fees, Board member compensation and insurance expense, net of costs absorbed by our Advisor of $0.1 million during the six months ended June 30, 2012. No such costs were absorbed during the six months ended June 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense of $7.3 million for the six months ended June 30, 2012, related to the properties purchased since we commenced real estate operations in September 2011. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the six months ended June 30, 2011.

Interest Expense

Interest expense of $2.4 million for the six months ended June 30, 2012, related to financing of a portion of the properties acquired since we commenced real estate operations in September 2011. We view these secured financing sources as an efficient and accretive means to acquire properties. There were no mortgages payable and therefore no interest expense during the six months ended June 30, 2011.

Cash Flows for the Six Months Ended June 30, 2012

For the six months ended June 30, 2012, net cash used in operating activities was $0.7 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2012 include $10.3 million of acquisition costs and non-cash expenses of $7.6 million. In addition, increases in prepaid expenses of $1.1 million occurred primarily due to an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by the increase in accounts payable and accrued expenses of $1.4 million and an increase in deferred rent of $0.8 million, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the six months ended June 30, 2012 of $445.8 million primarily related to the 140 properties acquired during the period for a purchase price of $445.2 million.

Net cash provided by financing activities of $822.1 million during the six months ended June 30, 2012 related to proceeds from the issuance of shares of common stock, net of receivables and common stock repurchases, of $794.8 million and proceeds from mortgage notes payable of $139.4 million. These cash inflows were partially offset by payments related to offering costs of $96.1 million of financing costs of $8.6 million, distribution payments of $5.1 million and an increase in restricted cash of $1.5 million.

Cash Flows for the Six Months Ended June 30, 2011

For the six months ended June 30, 2011, net cash used in operating activities of $0.1 million, was primarily due to a net loss of $0.1 million.

Net cash provided by financing activities of $0.1 million during the six months ended June 30, 2011 related to proceeds from affiliates of $0.3 million, partially offset by payments related to offering costs of $0.3 million.

Liquidity and Capital Resources

In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  We purchased our first property and commenced our real estate operations in September 2011.  As of June 30, 2012, we owned 181 properties with an aggregate purchase price of $517.7 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and for the payment of principal and interest on the outstanding indebtedness we expect to incur.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, advances under our senior revolving credit facility and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2012, we had 91.7 million shares of common stock outstanding, including unvested restricted stock, for gross proceeds of $910.6 million.

Our Board of Directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. During the six months ended, we received four requests to repurchase an aggregate of 21,567 shares of our common stock pursuant to our share repurchase plan. As of June 30, 2012, we funded the repurchase requests of 9,067 shares at an average price per share of $10.00. As of June 30, 2012, we approved the repurchase request of 12,500 shares, at an average price per share of $10.00. We fund share repurchases from proceeds from common our offering. As of the date of this filing, we are not aware of any other repurchase requests.

As of June 30, 2012, we had cash and cash equivalents of $391.7 million.  We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and intends to begin the process of achieving a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that the we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, it does retain an outside consultant to review all its hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in our Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in this offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate the our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that its use of MFFO and the adjustments used to calculate it allow us to present its performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The table below reflects FFO in accordance with the NAREIT definition as well as MFFO in the IPA recommended format for the three months ended March 31, 2012 and June 30, 2012, respectively, and the six months ended June 30, 2012 (in thousands). We do not present FFO and MFFO for the three and six months ended June 30, 2011 as we had no property income or expenses during that period:

	Three Months Ended		Six Months Ended
	March 31, 2012	June 30, 2012	June 30, 2012
Net loss (in accordance with GAAP)	$(4,398)	$(5,030)	$(9,428)
Depreciation and amortization	2,016	5,296	7,312
FFO	(2,382)	266	(2,116)
Acquisition fees and expenses (1)	4,443	5,827	10,270
MFFO	2,061	6,093	8,154
Straight-line rent (2)	(42)	(187)	(229)
MFFO - IPA recommended format	$2,019	$5,906	$7,925
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

(2) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions

In July 2011, our Board of Directors declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The first distribution was paid in October 2011.  The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.001803279 per day.

During the three and six months ended June 30, 2012, distributions paid to common stockholders totaled $7.4 million and $9.4 million, respectively. The three and six months ended June 30, 2012 distributions included $3.4 million and $4.3 million, respectively, of the value of common stock issued under the DRIP. Distribution payments are dependent on the availability of funds.  Our Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

As of June 30, 2012, cash used to pay our distributions was generated from property operating results, proceeds from common stock issued under the DRIP and proceeds from financings.

The following table shows the sources for the payment of distributions to common stockholders for the three months ended March 31, 2012 and June 30, 2012, respectively, and the six months ended June 30, 2012 (amounts in thousands):

	Three Months Ended				Six Months Ended
	March 31, 2012		June 30, 2012		June 30, 2012
	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution
Distributions:
Distributions paid in cash	$1,075		$4,052		$5,127
Distributions reinvested (1)	922		3,335		4,257
Total distributions	$1,997		$7,387		$9,384
Source of distributions:
Cash flows provided by operations (2)	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%
Proceeds from financings	1,075	54%	4,052	55%	5,127	55%
Common stock issued under the DRIP / offering proceeds	922	46%	3,335	45%	4,257	45%
Total sources of distributions	$1,997	100%	$7,387	100%	$9,384	100%
Cash flows used in operations (GAAP basis) (2)	$(3,515)		$2,812		$(703)
Net loss (in accordance with GAAP)	$(4,398)		$(5,030)		$(9,428)
____________________________

(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)
Includes the impact of expensing acquisition and transaction related costs as incurred of $4.4 million, $5.8 million and $10.3 million for the three months ended March 31, 2012 and the three and six months ended June 30, 2012, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 15, 2010 (date of inception) through June 30, 2012 (amounts in thousands):

Period from October 15, 2010 (Date of Inception) to June 30, 2012
Distributions paid:
Common stockholders in cash	$5,421
Common stockholders pursuant to DRIP	4,528
Total distributions paid	$9,949

Reconciliation of net loss:
Revenues	$12,277
Acquisition and transaction-related expenses	(12,293)
Depreciation and amortization	(7,811)
Other operating expense	(1,352)
Other non-operating expense	(2,373)
Net loss (in accordance with GAAP) (1)	$(11,552)
____________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations may vary. In general, we expect that only interest amounts will be payable monthly with all unpaid principal and interest due at maturity. Our loan agreements may stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements may have specific ratio thresholds that must be met. As of June 30, 2012, we were in compliance with the debt covenants under our loan agreements.

As of June 30, 2012, we had non-recourse mortgage indebtedness secured by real estate of $144.5 million. As of June 30, 2012, our secured debt leverage ratio was 27.9% (defined as secured mortgage indebtedness divided by the base purchase price of acquired real estate investments). Our mortgage indebtedness bore interest at a weighted average effective interest rate of 4.68% per annum and had a weighted average maturity of 6.5 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

			Years Ended
	Total	July 1, 2012 to December 31, 2012	2013 -2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$144,460	$—	$—	$5,060	$139,400
Interest Payments Due:
Mortgage notes payable	$47,720	$3,405	$13,510	$13,481	$17,324

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of AR Capital, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations. Our long-term debt, which consists of a secured financing, bears interest at a floating rate which is fixed through the used of an interest rate swap agreements.

As of June 30, 2012, our debt included fixed-rate secured mortgage financings, including debt fixed through the use of interest rate derivative instruments, with a carrying value of $144.5 million and a fair value of $147.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.
The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $6.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $13.2 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of June 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

We are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our December 31, 2011 Annual Report on Form 10-K filed with the SEC on February 29, 2012, except for the item described below.

Distributions paid from sources other than our cash flow from operations, particularly from proceeds of this offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We began to pay distributions in October 2011. For the six months ended June 30, 2012, our cash flows used in operations of $(0.7) million was a shortfall of $10.1 million, or 100%, to our distributions paid of $9.4 million during such period, and such shortfall was paid from proceeds from financings and common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our advisor, and/or our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from this offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with this offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of this offering, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of this offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

Item 2. Unregistered Sales of Equity Securities

We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2012.

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

As of June 30, 2012, we had outstanding 91.7 million common shares, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $910.6 million. As of June 30, 2012, the aggregate value of all common share issuances, excluding unvested restricted stock, was $916.3 million, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The following table reflects the offering costs associated with the issuance of common stock for the six months ended June 30, 2012 (in thousands):

Dealer manager fees	$79,791
Other offering costs	16,392
Total offering costs	$96,183

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions paid and reallowed during the six months ended June 30, 2012 (in thousands):

Total commission paid to Dealer Manager	$79,791
Less:
Commissions to participating broker dealers	(51,681)
Reallowance to participating broker dealers	(8,039)
Net to affiliated Dealer Manager (1)	$20,071
________________________
(1) The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

The Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, cumulative offering costs were $112.1 million. As of June 30, 2012, cumulative offering costs, net of unpaid amounts, were less than the 15% threshold. Offering proceeds of $910.6 million exceeded cumulative offering costs by $798.5 million at June 30, 2012.

Cumulative offering costs incurred included $24.6 million from our Advisor and Dealer Manager of other offering costs and reimbursements, excluding commissions and dealer manager fees. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock as measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2012, we have used the net proceeds from our IPO and secured mortgage financings to purchase 181 properties with an aggregate purchase price of $517.7 million.

During the six months ended, we received four requests to repurchase an aggregate of 21,567 shares of our common stock pursuant to our share repurchase plan. As of June 30, 2012, we funded the repurchase requests of 9,067 shares at an average price per share of $10.00. As of June 30, 2012, we approved the repurchase request of 12,500 shares, at an average price per share of $10.00. We fund share repurchases from proceeds from common our offering. As of the date of this filing, we are not aware of any other repurchase requests.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement of the Company.
10.2 *	Amended and Restated Advisory Agreement, by and among American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P. and American Realty Capital Advisors III, LLC
10.3 *
Credit Agreement, dated as of July 20, 2012, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., RBS Citizens, N.A., the lenders party thereto and Regions Bank.

31.1 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32 *	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust III, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

___________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012.