Form 10-Q
period 2012-09-30
American Realty Capital Trust III, Inc.
filed 2012-11-14
CIK 1503828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of outstanding shares of the registrant’s common stock on October 31, 2012 was 175,808,054 shares.

AMERICAN REALTY CAPITAL TRUST III, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$143,346	$7,135
Buildings, fixtures and improvements	686,724	54,585
Acquired intangible lease assets	115,268	10,733
Total real estate investments, at cost	945,338	72,453
Less: accumulated depreciation and amortization	(16,712)	(499)
Total real estate investments, net	928,626	71,954
Cash and cash equivalents	691,674	16,183
Investment securities, at fair value	8,089	—
Restricted cash	1,212	—
Prepaid expenses and other assets	7,822	252
Receivable for issuance of common stock	4,320	969
Deferred costs, net	11,644	639
Total assets	$1,653,387	$89,997
LIABILITIES AND EQUITY
Mortgage notes payable	$156,730	$5,060
Derivatives, at fair value	4,122	98
Accounts payable and accrued expenses	3,163	716
Deferred rent	1,998	163
Distributions payable	9,251	504
Total liabilities	175,264	6,541
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 175,350,883 and 10,356,402 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,753	104
Additional paid-in capital	1,537,766	86,643
Accumulated other comprehensive loss	(4,088)	(98)
Accumulated deficit	(60,308)	(3,193)
Total stockholders’ equity	1,475,123	83,456
Non-controlling interest	3,000	—
Total equity	1,478,123	83,456
Total liabilities and equity	$1,653,387	$89,997

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$13,638	$8	$24,948	$8
Operating expense reimbursement	426	—	598	—
Total revenues	14,064	8	25,546	8

Operating expenses:
Property operating	762	2	1,102	2
Operating fees to affiliates	—	—	212	—
Acquisition and transaction related	13,817	420	24,087	420
General and administrative	360	82	797	180
Depreciation and amortization	8,900	—	16,213	—
Total operating expenses	23,839	504	42,411	602
Operating loss	(9,775)	(496)	(16,865)	(594)

Other income (expenses):
Interest expense	(2,318)	—	(4,723)	—
Other income, net	206	—	273	—
Total other expenses	(2,112)	—	(4,450)	—
Net loss	(11,887)	(496)	(21,315)	(594)
Net loss attributable to non-controlling interest	—	—	—	—
Net loss attributable to stockholders	$(11,887)	$(496)	$(21,315)	$(594)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(1,198)	—	(4,024)	—
Unrealized gain on investment securities, net	34	—	34	—
Comprehensive loss	$(13,051)	$(496)	$(25,305)	$(594)

Basic and diluted weighted average common shares outstanding	134,186,453	685,340	72,007,149	244,217
Basic and diluted net loss per share attributable to stockholders	$(0.09)	$(0.72)	$(0.30)	$(2.43)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2011	10,356,402	$104	$86,643	$(98)	$(3,193)	$83,456	$—	$83,456
Issuances of common stock	163,805,088	1,638	1,620,766	—	—	1,622,404	—	1,622,404
Common stock offering costs, commissions and dealer manager fees	—	—	(180,783)	—	—	(180,783)	—	(180,783)
Common stock issued through distribution reinvestment plan	1,327,659	13	12,600	—	—	12,613	—	12,613
Distributions declared	—	—	—	—	(35,800)	(35,800)	—	(35,800)
Common stock repurchases	(153,905)	(2)	(1,505)	—	—	(1,507)	—	(1,507)
Share based compensation, net of forfeitures	15,639	—	45	—	—	45	—	45
Contribution from non-controlling interest holder	—	—	—	—	—	—	3,000	3,000
Net loss	—	—	—	—	(21,315)	(21,315)	—	(21,315)
Other comprehensive loss	—	—	—	(3,990)	—	(3,990)	—	(3,990)
Balance, September 30, 2012	175,350,883	$1,753	$1,537,766	$(4,088)	$(60,308)	$1,475,123	$3,000	$1,478,123

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL TRUST III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(21,315)	$(594)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	13,171	—
Amortization of intangibles	3,042	—
Amortization of deferred financing costs	696	—
Share based compensation	45	6
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,197)	(35)
Accounts payable and accrued expenses	1,418	59
Deferred rent	1,835	79
Net cash used in operating activities	(3,305)	(485)

Cash flows from investing activities:
Investment in real estate and other assets	(872,885)	(12,083)
Deposits for real estate investments	(4,914)	—
Purchase of investment securities	(8,055)	—
Net cash used in investing activities	(885,854)	(12,083)

Cash flows from financing activities:
Proceeds from mortgage notes payable	151,670	—
Payments of financing costs	(11,701)	(150)
Proceeds from issuance of common stock	1,619,053	25,337
Payments of offering costs and fees related to stock issuances	(180,365)	(6,267)
Proceeds from affiliates, net	(459)	(16)
Contributions from non-controlling interest holder	3,000	—
Distributions paid	(14,440)	—
Repurchases of common stock	(896)	—
Restricted cash	(1,212)	—
Net cash provided by financing activities	1,564,650	18,904
Net change in cash and cash equivalents	675,491	6,336
Cash and cash equivalents, beginning of period	16,183	—
Cash and cash equivalents, end of period	$691,674	$6,336

Supplemental Disclosures:
Cash paid for interest	$3,448	$—
Cash paid for income taxes	24	—
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$12,613	$—
Accrued offering costs	900	795
 The accompanying notes are an integral part of these financial statements.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

As of August 31, 2012, the Company had issued the entire 150.0 million shares of common stock registered in connection with its IPO, plus 1.0 million DRIP shares, and as permitted, reallocated the remaining 24.0 million DRIP shares to the primary offering. In addition, on August 30, 2012, the Company registered an additional 25.0 million shares to be used under the DRIP pursuant to a registration statement on Form S-3 (File No. 333-183649). On September 28, 2012, the Company announced the close of the IPO following the successful achievement of its target equity raise of $1.7 billion, including the shares reallocated from the DRIP. As of September 30, 2012, the Company had 175.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds from these issuances of $1.7 billion. As of September 30, 2012, the aggregate value of all common share issuances, excluding unvested restricted stock, was $1.8 billion, based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

The Company was formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Advisors III, LLC (the "Advisor"), is the Company’s affiliated advisor. The Company purchased its first property and commenced real estate operations in September 2011.  As of September 30, 2012, the Company owned 382 properties with an aggregate purchase price of $945.3 million, comprised of 7,859,173 square feet which were 100% leased.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership III, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the equity interest in the OP. On September 28, 2012, the Company, the OP and an unaffiliated third party investor (the "Investor") entered into a contribution agreement pursuant to which the OP issued 0.3 million operating partnership units (the “OP Units”) in exchange for a $3.0 million cash contribution by the Investor to the OP. As of September 30, 2012, the Advisor and the Investor are the sole limited partners and hold 202 and 0.3 million OP Units (non-controlling interest), respectively, which represent a nominal percentage of the aggregate equity interest. After holding the OP Units for a period of one year, or upon the liquidation of the OP or sale of substantially all of the assets of the OP, holders of the OP Units have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interest are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

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

On August 23, 2012, the Company retained UBS Investment Bank ("UBS") as its financial advisor to assist in evaluating potential financing and strategic alternatives, consistent with the Company's long-term business strategy.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.

There have been no significant changes to these policies during the nine months ended September 30, 2012 other than the updates described below.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance was largely consistent with current fair value measurement principles with few exceptions that did not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired during the nine months ended September 30, 2012 and 2011(dollar amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Real estate investments, at cost:
Land	$136,211	$994
Buildings, fixtures and improvements	632,139	9,673
Total tangible assets	768,350	10,667
Acquired intangibles:
In-place leases	104,535	1,416
Cash paid for acquired real estate investments	$872,885	$12,083
Number of properties purchased	341	3

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company acquired the following properties, which are 100% leased, during the nine months ended September 30, 2012 (base purchase price and annualized net operating income ("NOI") in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized NOI (4)	Annualized Rental Income/NOI per Square Foot (5)
Portfolio as of Dec. 31, 2011		41	426,829	15.0	$72,453	7.9%	$5,742	$13.34
Family Dollar	Jan. 2012	5	43,860	8.0	5,105	9.1%	464	10.58
Express Scripts	Jan. 2012	1	227,467	9.3	42,642	7.8%	3,347	14.71
Tractor Supply	Jan. 2012	1	19,097	13.6	5,313	8.3%	442	23.14
FedEx II	Feb. & Mar. 2012	2	210,434	11.0	42,874	7.4%	3,183	15.13
Dollar General IV	Feb. & Mar. 2012	2	18,049	14.3	2,372	8.2%	195	10.80
Dollar General V	Feb. 2012	1	10,765	14.3	1,294	8.3%	107	9.94
Dollar General VII	Feb. & Mar. 2012	12	109,750	13.9	12,922	8.3%	1,075	9.79
Dollar General VIII	Feb. 2012	4	37,870	14.3	4,020	8.3%	335	8.85
Walgreens IV	Feb. 2012	6	87,659	18.8	27,990	7.0%	1,959	22.35
FedEx III	Feb. 2012	2	227,962	9.0	18,369	7.8%	1,431	6.28
GSA III (6)	Mar. 2012	1	35,311	10.1	7,300	8.0%	581	16.45
Family Dollar II	Feb. 2012	1	8,000	9.3	860	9.2%	79	9.88
Dollar General IX	Feb. 2012	2	19,592	14.0	2,237	8.3%	186	9.49
GSA IV (6)	Mar. 2012	1	18,712	8.7	4,852	8.3%	401	21.43
Dollar General X	Mar. 2012	1	10,640	14.5	1,252	8.5%	106	9.96
Advance Auto II	Mar. 2012	1	8,075	9.3	970	8.2%	80	9.91
Dollar General XI	Mar. & May 2012	4	36,154	14.4	4,205	8.3%	350	9.68
FedEx IV	Mar. 2012	1	63,092	9.3	4,176	7.9%	331	5.25

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized NOI (4)	Annualized Rental Income/NOI per Square Foot (5)
CVS	Mar. 2012	1	10,125	7.3	3,414	7.6%	261	25.78
Advance Auto III	Mar. 2012	1	7,000	9.5	1,890	8.1%	153	21.86
Family Dollar III	Mar. & May 2012	4	32,960	10.2	3,967	9.0%	359	10.89
Family Dollar IV	Mar., Apr., May & Jul. 2012	8	66,398	9.1	7,505	9.0%	675	10.17
Dollar General XII	Mar. 2012	1	10,566	14.5	988	8.3%	82	7.76
FedEx V	Apr. 2012	1	142,139	14.4	46,525	7.9%	3,669	25.81
Dollar General XIII	Apr., May, Jul., & Aug 2012	4	36,567	13.7	3,649	8.4%	306	8.37
Dollar General XIV	Apr. 2012	2	18,052	14.6	1,815	8.8%	159	8.81
Dollar General XV	Apr. to Sep. 2012	22	215,905	14.6	27,461	8.2%	2,240	10.37
Dollar General XVI	Apr. 2012	3	27,226	14.6	3,123	8.3%	260	9.55
Advance Auto IV	Apr. 2012	1	7,000	9.3	955	8.3%	79	11.29
Shaw's Supermarkets	Apr. 2012	1	59,766	8.4	5,750	8.9%	513	8.58
Rubbermaid	Apr. 2012	1	660,820	10.3	23,125	7.7%	1,787	2.70
Citizens Bank	Apr. & May 2012	30	83,642	9.8	27,389	7.5%	2,061	24.64
Tire Kingdom	Apr. 2012	1	6,656	10.9	1,691	9.2%	155	23.29
Circle K	May 2012	1	2,680	11.6	1,911	7.7%	147	54.85
Family Dollar V	May 2012	4	32,306	8.9	3,934	9.1%	358	11.08
GSA V (6)	May 2012	1	15,915	8.6	5,500	8.0%	442	27.77
GSA VI (6)	May 2012	1	12,187	9.1	3,125	8.2%	257	21.09
General Mills	May 2012	1	359,499	11.0	33,108	7.7%	2,558	7.12
Walgreens V	May 2012	1	14,736	21.8	8,667	7.2%	625	42.41
NTW & Big O Tires	Jun. 2012	2	17,159	11.6	4,025	7.8%	312	18.18
Fresenius Medical	Jun. 2012	4	27,307	10.2	7,920	9.0%	713	26.11
Tractor Supply II	Jun. 2012	1	15,097	12.5	2,789	8.5%	238	15.76
Dollar General XVII	Jun. 2012	1	9,234	14.7	978	8.6%	84	9.10
FedEx VI	Jun. & Sep. 2012	3	162,547	10.9	20,092	7.6%	1,520	9.35
Advance Auto V	Jun. 2012	2	14,000	10.2	3,995	7.8%	310	22.14
Walgreens VI	Jun. 2012	4	58,410	20.0	20,900	6.6%	1,379	23.61
Advance Auto VI	Jun. 2012	1	5,000	10.7	997	8.1%	81	16.20
GSA VII (6)	Jul. 2012	1	21,000	13.8	3,520	7.4%	261	12.43
Dollar General XVIII	Jul. 2012	3	27,530	13.8	2,703	8.2%	222	8.06
Advance Auto VII	Jul. 2012	1	6,759	10.5	1,724	8.0%	138	20.42
Dollar General XIX	Jul. 2012	3	27,078	14.6	3,043	8.5%	258	9.53
FedEx VII	Jul. 2012	1	74,707	9.8	5,327	7.8%	416	5.57
Dollar General XX	Jul. & Aug. 2012	3	27,355	14.8	2,721	8.3%	227	8.30
Fresenius Medical II	Jul. 2012	1	9,304	11.6	3,247	8.2%	266	28.59
Family Dollar VI	Jul. 2012	2	16,000	9.0	2,237	9.1%	203	12.69
Dollar General XXI	Jul. & Sep. 2012	4	36,080	14.9	4,383	8.3%	364	10.09
Dollar General XXII	Jul. & Sep. 2012	2	18,114	14.9	1,961	8.3%	162	8.94
Advanced Auto & Bojangles	Jul. & Aug. 2012	14	65,266	12.8	24,193	7.8%	1,890	28.96
Scotts Company	Jul. & Sep. 2012	3	551,249	10.3	19,050	7.9%	1,512	2.74
Walgreens VII	Jul. 2012	1	14,820	20.1	7,848	6.8%	534	36.03
Walgreens VIII	Jul. 2012	1	14,490	14.3	4,529	7.0%	317	21.88
West Marine	Jul. 2012	1	15,404	9.8	3,210	8.6%	277	17.98
Fresenius Medical III	Jul. 2012	2	14,792	11.1	4,811	8.4%	405	27.38
O'Reilly Auto	Aug. 2012	1	5,084	14.6	623	7.9%	49	9.64
Tractor Supply III	Aug. 2012	1	19,097	13.8	3,123	8.1%	254	13.30

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized NOI (4)	Annualized Rental Income/NOI per Square Foot (5)
CVS II	Aug. 2012	1	8,193	25.4	1,459	7.8%	113	13.79
Williams Sonoma	Aug. 2012	1	1,106,876	10.3	52,424	8.0%	4,179	3.78
Dollar General XXIII	Aug. 2012	2	18,126	14.8	2,142	8.1%	174	9.60
Bed Bath & Beyond	Aug. 2012	1	1,035,840	11.9	63,000	7.5%	4,717	4.55
Advance Auto VIII	Aug. 2012	1	6,779	10.4	1,712	7.9%	135	19.91
CVS III	Aug. 2012	1	12,941	11.9	5,072	6.9%	349	26.97
Dollar General XXIV	Aug. & Sep. 2012	28	259,736	14.8	31,266	7.9%	2,457	9.46
Circle K II	Aug. 2012	1	3,745	10.5	1,297	8.4%	109	29.11
Dollar General XXV	Aug. 2012	4	36,968	14.8	3,975	8.4%	332	8.98
Dollar General XXVI	Aug. 2012	24	220,490	12.4	25,195	7.7%	1,940	8.80
Dollar General XXVII	Aug. & Sep. 2012	3	28,618	14.9	3,413	8.5%	290	10.13
Family Dollar VII	Sep. 2012	1	8,000	10.5	999	9.0%	90	11.25
Dollar General XXVIII	Sep. 2012	3	27,078	13.7	3,098	8.0%	248	9.16
Family Dollar VIII	Sep. 2012	2	16,033	9.6	2,056	9.0%	185	11.54
FedEx VIII	Sep. 2012	1	13,334	14.9	4,326	7.6%	329	24.67
Family Dollar IX	Sep. 2012	1	8,320	10.8	1,042	9.0%	94	11.30
Krystal	Sep. 2012	22	47,874	20.0	27,613	9.0%	2,492	52.05
Mattress Firm I	Sep. 2012	1	24,000	11.2	1,852	8.6%	160	6.67
Price Rite I	Sep. 2012	1	42,100	15.4	4,555	7.8%	354	8.41
Circle K III	Sep. 2012	1	3,035	11.6	2,131	7.6%	161	53.05
FedEx IX	Sep. 2012	3	53,263	9.7	7,577	8.0%	606	11.38
Citizens Bank II	Sep. 2012	33	142,074	11.1	52,854	8.0%	4,214	29.66
Kum & Go	Sep. 2012	2	9,909	20.0	6,000	7.9%	473	47.73
Mattress Firm II	Sep. 2012	1	7,295	9.8	2,439	8.5%	207	28.38
Mattress Firm III	Sep. 2012	1	4,200	9.8	1,194	8.5%	102	24.29
2012 Acquisitions		341	7,432,344	12.5	872,885	7.9%	68,700	9.24
Portfolio as of September 30, 2012		382	7,859,173	12.7	$945,338	7.9%	$74,442	$9.47
____________________________

(1)
Remaining lease term as of September 30, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and other property closing costs.

(3)	Annualized NOI divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized NOI for the three months ended September 30, 2012, or since acquisition date, for the property portfolio. Annualized NOI is annualized rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Annualized rental income/NOI as of September 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(6)	Buildings, fixtures and improvements have been provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third party specialist.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Future Lease Payments

The following table presents future minimum base rent cash payments due to the Company subsequent to September 30, 2012.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
October 1, 2012 to December 31, 2012	$18,175
2013	72,837
2014	73,169
2015	73,626
2016	74,039
Thereafter	640,261
Total	$952,107

Tenant Concentration

The following table lists the tenants whose annualized rental income on a straight-line basis or NOI represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2012 and 2011:

Tenant	September 30, 2012	September 30, 2011
FedEx	17.0%	73.4%
Dollar General	19.6%	*
Advance Auto	*	26.6%
____________________________
* The tenant's annualized rental income/NOI on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of the period specified or the tenant was not part of the total portfolio of properties as of the period specified.
The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2012 and 2011.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties whose annualized rental income on a straight-line basis or NOI represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2012 and 2011:

State	September 30, 2012	September 30, 2011
Montana	*	73.4%
Texas	*	26.6%
____________________________
* The state's annualized rental income/NOI was not greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of the period specified.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 4 — Senior Revolving Credit Facility

On July 20, 2012, the Company, through the OP, entered into a senior revolving credit facility in the amount of $100.0 million with RBS Citizens, N.A. (“RBS”). The credit facility contains an “accordion” feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $250.0 million.
The credit facility is a revolving line of credit which has a term of 36 months, subject to the Company’s right to a 12-month extension. The Company will have the option, based upon its corporate leverage, to draw loans under the credit facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 2.10% to 3.50%; or (b) the Base Rate, plus an applicable margin that ranges from 2.50% to 3.00%. Base Rate is defined in the credit facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by RBS as its “prime rate” or (ii) 1.0% above the federal funds effective rate. The credit facility includes an unused fee per annum of 0.25% and 0.15%, if the unused balance of the facility exceeds or is less than 50% of the available facility, respectively.
The credit facility provides for monthly interest payments, with all principal outstanding being due on the maturity date in July 2015. Borrowings under the credit facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty, subject to reimbursement of certain costs and expenses. In the event of a default, each lender has the right to terminate its obligations under the credit facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the credit facility. The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, the Company was in compliance with the debt covenants under the credit facility agreement.
As of September 30, 2012, the Company had no outstanding borrowing under this facility. The Company incurred approximately $50,000 in unused fees for the three and nine months ended September 30, 2012, respectively.

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
September 30, 2012	102	$156,730	4.60%	6.22
December 31, 2011	1	$5,060	3.75%	4.59
______________________

(1)
Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 3.75% to 6.13% at September 30, 2012. The effective interest rate was 3.75% on the one mortgage note payable at December 31, 2011.

(2)	Weighted average remaining years until maturity as of the periods presented.

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2012 (amounts in thousands):

Future Principal Payments
October 1, 2012 to December 31, 2012	$—
2013	—
2014	—
2015	—
2016	5,060
Thereafter	151,670
Total	$156,730

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company’s sources of mortgage loan financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Note 6 — Investment Securities

At September 30, 2012, the Company had investments in redeemable preferred stock and senior notes, accounted for as debt securities, with a fair value of $8.1 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

The following table details the unrealized gains and losses on investment securities as of September 30, 2012. The Company did not have any such investments as of December 31, 2011 (in thousands):

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$8,055	$41	$7	$8,089

The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance. The senior notes have a weighted average maturity of 29.9 years and a weighted average interest rate of 5.7% at September 30, 2012.

Note 7 — Fair Value of Financial Instruments

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company has preferred units and senior note investments that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2012
Investment securities	$8,089	$—	$—	$8,089
Interest rate swaps	$—	$(4,122)	$—	$(4,122)

December 31, 2011
Interest rate swap	$—	$(98)	$—	$(98)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2012.

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	September 30, 2012	September 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$156,730	$162,408	$5,060	$5,060
 The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 8 — Derivatives and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.5 million will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2012 , the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Interest Rate Swaps	Derivatives, at fair value	7	$152,590	$(4,122)

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Interest Rate Swap	Derivatives, at fair value	1	$5,060	$(98)
Derivatives Designated as Hedging Instruments

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest Rate Swaps	Derivatives, at fair value	$(4,122)	$(98)

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(1,541)	$(70)	$(4,702)	$(70)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(343)	$—	$(678)	$—
Amount of loss recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$(91)	$—	$(91)	$—
______________________
* The Company reclassified to interest expense, $91,000 of other comprehensive loss into earnings due to hedged forecasted transactions no longer probable of occurring.

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2012, the fair value of the derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.4 million. As of September 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $4.4 million at September 30, 2012.

Note 9 — Common Stock

As of September 30, 2012 and December 31, 2011, the Company had 175.4 million and 10.4 million shares of common stock outstanding, from gross proceeds of $1.7 billion and $102.7 million, respectively, including restricted stock and shares issued pursuant to the DRIP. During October 2012, the Company collected the entire common stock issuance receivable outstanding as of September 30, 2012.

In July 2011, the Company’s board of directors authorized and the Company declared a distribution rate equal to a 6.60% annualized rate based on the common stock price of $10.00.  The first distribution was paid in October 2011.  The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.001803279 per day. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 10 — Commitments and Contingencies

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

Note 11 — Related Party Transactions and Arrangements

As of September 30, 2012 and December 31, 2011, the Special Limited Partner, an entity wholly owned by the Sponsor, owns 20,000 shares of the Company’s outstanding common stock.

Fees Paid in Connection with the IPO

The Dealer Manager and Sponsor receive fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers.

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details total commissions, fees and expense reimbursements incurred from the Advisor and Dealer Manager for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commissions, fees and expense reimbursements incurred from the Advisor and Dealer Manager	$77,207	$3,266	$177,229	$3,795

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its IPO of common stock as measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2012, offering and related costs, excluding commissions and dealer manager fees, were equal to 1.5% of gross proceeds received from the IPO. As of September 30, 2012, cumulative offering costs were $196.7 million. Offering proceeds of $1.7 billion exceeded cumulative offering costs by $1.5 billion at September 30, 2012.

The Company had accrued expenses payable to the Advisor and Dealer Manager of $0.4 million and $0.1 million as of September 30, 2012 and December 31, 2011, respectively, for services relating to the IPO.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

The Company pays the Advisor an asset management fee equal 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee is reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments at the discretion of the Company's board of directors in cash, common stock or restricted stock grants, or any combination thereof.  Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead, the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of September 30, 2012, the Company does not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be included as operating fees to affiliates in the consolidated statement of operations until the performance condition is considered probable to occur. No Class B units have been approved by the board of directors or issued as of September 30, 2012 or through the date of the filing of this Form 10-Q.

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table details amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Incurred	Forgiven	Incurred	Forgiven (1)
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$7,569	$—	$196	$—
Financing coordination fees	1,055	—	—	—
Other expense reimbursements	88	—
Ongoing fees:
Asset management fees (1) (2)	—	—	—	1
Property management fees	—	250	—	—
Total related party operation fees and reimbursements	$8,712	$250	$196	$1

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Incurred	Forgiven (1)	Incurred	Forgiven (1)
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$15,075	$—	$196	$—
Financing coordination fees	2,100	—	—	—
Other expense reimbursements	390	—
Ongoing fees:
Asset management fees (1) (2)	212	849	—	1
Property management fees	—	456	—	—
Total related party operation fees and reimbursements	$17,777	$1,305	$196	$1
____________________________

(1)
Asset management fees through June 30, 2012, have been waived.  Effective July 1, 2012, the Company expects to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B units for asset management fees, which will be forfeited immediately if certain conditions occur. No Class B units have been issued as of September 30, 2012 or through the date of the filing of this Form 10-Q.

(2) As of September 30, 2012, the Company had a receivable of $0.5 million, primarily for asset management fees to be refunded by the Advisor.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the three and nine months ended September 30, 2012 and 2011.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Advisor may provide expense support to the Company from time to time to assist the Company with operating cash flow, distributions or other operational purposes. For the nine months ended September 30, 2012, the Advisor provided $0.1 million of expense support to the Company, which was recorded as an offset to general and administrative expense within the consolidated statements of operations. No expense support was provided to the Company for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2011. There can be no assurance that the Advisor will provide such expense support in the future.

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

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the
Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three and nine months ended September 30, 2012 and 2011.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2012 and 2011.

The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the market value of all issued and outstanding common stock plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2012 and 2011.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated incentive listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor shall be entitled to receive distributions from the OP pursuant to a special limited partnership interest payable in the form of a non-interest-bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 12 — Economic Dependency

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

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 13 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2012 and December 31, 2011, no stock options were issued under the Plan.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor (or its assignees), shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of common shares granted under the RSP will not exceed 5.0% of the Company’s authorized common shares on a fully diluted basis at any time.

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until the restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares.

The following table reflects restricted stock award activity for the nine months ended September 30, 2012:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	6,000	$10.00
Granted	15,000	$9.40
Vested	(600)	$10.00
Forfeitures	(3,000)	$10.00
Unvested, September 30, 2012	17,400	$9.48

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Compensation expense related to restricted stock was approximately $9,000 and $3,000 for the three months ended September 30, 2012 and 2011, respectively. The compensation expense related to restricted stock for the nine months ended September 30, 2012 and 2011 were $12,000 and $6,000, respectively. The fair value of these shares are being expensed over the vesting period of five years.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were 3,639 shares of common stock issued during the nine months ended September 30, 2012 in lieu of $32,750 of board fees earned for services performed. No such shares were issued during the nine months ended September 30, 2011.

Note 14 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share attributable to stockholders computation for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share and per share data ):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to stockholders	$(11,887)	$(496)	$(21,315)	$(594)
Weighted average common shares outstanding	134,186,453	685,340	72,007,149	244,217
Net loss per share attributable to stockholders, basic and diluted	$(0.09)	$(0.72)	$(0.30)	$(2.43)

As of September 30, 2012, the Company had 17,400 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Index
AMERICAN REALTY CAPITAL TRUST III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements except for the following:

Completion of Acquisitions of Assets

The following table presents certain information about the properties that the Company acquired from October 1, 2012 to November 13, 2012 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – September 30, 2012	382	7,859,173	$945,338
Acquisitions	30	1,803,782	126,729
Total portfolio – November 13, 2012	412	9,662,955	$1,072,067
____________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisitions made subsequent to September 30, 2012 were made in the normal course of business and none were individually significant to the total portfolio.

From October 1, 2012 to November 13, 2012, the Company purchased investment securities at cost of $25.8 million.

Financings

On October 2, 2012, the Company entered into a $28.4 million mortgage note payable with Bank of Texas. The mortgage note has a five year term with an interest rate of 3.28%, which is fixed through the use of an interest rate hedging instrument. The mortgage note is encumbered with one property.

Impacts of Hurricane Sandy

The Company is communicating with its tenants to evaluate whether any of its properties may have been affected by Hurricane Sandy in a manner that would have resulted in any property damage or financial impact, as well as the Company's ability to recover, through its insurance policies, any loss due to interruption of business or damage to any property. While the Company believes its property and other insurance will significantly defray the cost of fixing any damage and compensating the Company for any loss, there can be no assurance that such insurance will be sufficient to compensate the Company for construction costs or lost revenue and an estimate cannot be made at this time.

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

We sold 20,000 shares of common stock to American Realty Capital III Special Limited Partnership, LLC (the "Special Limited Partner"), an entity wholly owned by AR Capital, LLC (the "Sponsor") on October 20, 2010, at $10.00 per share. In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. As of August 31, 2012, we had issued the entire 150.0 million shares of common stock registered in connection with our IPO, plus 1.0 million DRIP shares, and as permitted, reallocated the remaining 24.0 million DRIP shares to the primary offering. In addition, on August 30, 2012, we registered an additional 25.0 million shares to be used under the DRIP. On September 28, 2012, we announced the closure of the IPO following the successful achievement of our target equity raise of $1.7 billion, including the shares reallocated from the DRIP. As of September 30, 2012, we had 175.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds from these issuances of $1.7 billion. As of September 30, 2012, the aggregate value of all common share issuances, excluding unvested restricted stock, was $1.8 billion, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

We were formed to primarily acquire a diversified portfolio of commercial properties, comprised primarily of freestanding single-tenant properties that are net leased to investment grade and other creditworthy tenants. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Advisors III, LLC (the "Advisor"), is our affiliated advisor. We purchased our first property and commenced real estate operations in September 2011.  As of September 30, 2012, we owned 382 properties with an aggregate purchase price of $945.3 million, comprised of 7.9 million square feet which were 100% leased. As of September 30, 2012, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 80% (We have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure.).

Substantially all of our business is conducted through American Realty Capital Operating Partnership III, L.P. (the "OP"). We are the sole general partner and holder of substantially all of the equity interest in the OP. On September 28, 2012, we, the OP, and an unaffiliated third party investor (the "Investor") entered into a contribution agreement pursuant to which the OP issued 0.3 million operating partnership units (the “OP Units”) in exchange for a $3.0 million cash contribution by the Investor to the OP. As of September 30, 2012, the Advisor and the Investor are the sole limited partners and hold 202 and 0.3 million OP Units (non-controlling interest), respectively, which represent a nominal percentage of the aggregate equity interest. After holding the OP Units for a period of one year, or upon the liquidation of the OP or sale of substantially all of the assets of the OP, holders of the OP Units have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interest are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no paid employees. We have retained our Advisor to manage our affairs on a day-to-day basis. We have retained American Realty Capital Properties III, LLC (the "Property Manager"), an entity wholly owned by the Special Limited Partner, to serve as our property manager. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor, Property Manager and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. Such entities receive compensation and fees during the offering, acquisition, operational and liquidation stages.

On August 23, 2012, we retained UBS Investment Bank ("UBS") as our financial advisor to assist in evaluating potential financing and strategic alternatives, consistent with our long-term business strategy.

Real estate-related investments may be higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. As of September 30, 2012, we have made investments in redeemable preferred stock and senior notes of $8.1 million.

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

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair value involves a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from six to 25 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Results of Operations

We purchased our first property and commenced our real estate operations in September 30, 2011. As of September 30, 2012, we owned 382 properties with an aggregate purchase price of $945.3 million, comprised of 7.9 million square feet which were 100% leased. The annualized rental income per square foot of the properties at September 30, 2012 was $9.47 with a weighted average remaining lease term of 12.7 years. As of September 30, 2011, we owned three properties with an aggregate purchase price of $12.1 million, comprised of approximately 60,000 square feet which were 100% leased. In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO. Prior to that date, we did not hold any real estate properties, or have any sources of income. Accordingly, our results of operations for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011 reflect significant increases in most categories.

Comparison of the Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Rental Income

Rental income was $13.6 million for the three months ended September 30, 2012 compared to $8,000 for the three months ended September 30, 2011. The increase in rental income was driven by our acquisition of 379 properties since September 30, 2011 with an aggregate purchase price of $933.2 million as well as revenue for a full three months from the properties owned at September 30, 2011. Annualized rental income per square foot of the properties at September 30, 2012 was $9.47 with a weighted average remaining lease term of 12.7 years.

Operating Expense Reimbursements

Operating expense reimbursements were $0.4 million for the three months ended September 30, 2012. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. There was no operating expense reimbursement revenue for the three months ended September 30, 2011, as the tenants in the properties we owned as of September 30, 2011 were directly responsible for all operating costs.

Property Operating Expenses

Property operating expenses increased $0.8 million for the three months ended September 30, 2012 from $2,000 for the three months ended September 30, 2011. The increase was primarily due to our property acquisitions since September 30, 2011. These costs primarily relate to expenses associated with maintaining certain properties, including real estate taxes, utilities and repairs and maintenance.

Operating Fees to Affiliates

Our affiliated Property Manager is entitled to fees for the management of our properties. Our Property Manager waived these fees for the three months ended September 30, 2012. For the three months ended September 30, 2012, we would have incurred property management fees of $0.2 million had these fees not been waived. For the three months ended September 30, 2011, no such fees were incurred or forgiven.

Our Advisor is entitled to fees for the management of our properties. Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (if approved by the board of directors) to the Advisor, Class B units, which will be forfeited unless certain conditions are met. No Class B units have been issued during the three months ended September 30, 2012. During the three months ended September 30, 2011 we would have incurred asset management fees of $1,000 had these fees not been waived.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended September 30, 2012 of $13.8 million, related to the purchase of 201 properties with an aggregate purchase price of $427.7 million. Acquisition and transaction related costs of $0.4 million for the three months ended September 30, 2011 related to the three properties acquired as of September 30, 2011 with an aggregate purchase price of $12.1 million.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $0.4 million for the three months ended September 30, 2012 from approximately $0.1 million for the three months ended September 30, 2011. The increase in general and administrative expenses primarily related to professional fees, and board of director compensation and insurance expense to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense of $8.9 million for the three months ended September 30, 2012, related to the properties purchased since we commenced real estate operations in September 2011. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. There was no depreciation and amortization expense for the three months ended September 30, 2011.

Interest Expense

Interest expense of $2.3 million for the three months ended September 30, 2012, related to financing of a portion of the properties acquired since we commenced real estate operations in September 2011. We view these secured financing sources as an efficient and accretive means to acquire properties. There were no mortgages payable and therefore no interest expense during the three months ended September 30, 2011.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Comparison of the Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Rental Income

Rental income was $24.9 million for the nine months ended September 30, 2012, compared to $8,000 for the nine months ended September 30, 2011. The increase in rental income was driven by our acquisition of 379 properties with an aggregate purchase price of $933.2 million representing 7,799,870 square feet, which were 100% leased as of September 30, 2012. We owned three properties during the nine months ended September 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements were $0.6 million for the nine months ended September 30, 2012. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. There was no operating expense reimbursements for the nine months ended September 30, 2011.

Property Operating Expenses

Property operating expenses increased $1.1 million for the nine months ended September 30, 2012 from $2,000 for the nine months ended September 30, 2011. The increase was primarily due to our property acquisitions since September 30, 2011. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities and repairs and maintenance.

Operating Fees to Affiliates

Our affiliated Property Manager is entitled to fees for the management of our properties. Our property manager elected to waive the property management fees for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, we would have incurred property management fees of $0.5 million, had the fees not been waived. There were no property management fees incurred or forgiven by the Property Manager during the nine months ended September 30, 2011.

Our Advisor is entitled to fees for the management of our properties. The Advisor was paid $0.2 million and has elected to waive $0.8 million of asset management fees for the nine months ended September 30, 2012. Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (if approved by the board of directors) to the Advisor, Class B units, which will be forfeited unless certain conditions are met. No Class B units have been issued during the nine months ended September 30, 2012. We would have incurred asset management fees of $1,000 had these fees not been waived during the nine months ended September 30, 2011.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the nine months ended September 30, 2012 of $24.1 million, related to the purchase of 341 properties with an aggregate purchase price of $872.9 million. Acquisition and transaction related costs of $0.4 million for the nine months ended September 30, 2011 related to the three properties we acquired as of September 30, 2011with an aggregate purchase price of $12.1 million.

General and Administrative Expenses

General and administrative expenses increased $0.6 million to $0.8 million for the nine months ended September 30, 2012 from approximately $0.2 million for the nine months ended September 30, 2011. General and administrative expenses primarily included professional fees, board member compensation and insurance expense, net of costs absorbed by our Advisor of $0.1 million during the nine months ended September 30, 2012. No such costs were absorbed during the nine months ended September 30, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense of $16.2 million for the nine months ended September 30, 2012, related to the properties purchased since we commenced real estate operations in September 2011. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. There was no depreciation and amortization expense for the nine months ended September 30, 2011.

Interest Expense

Interest expense of $4.7 million for the nine months ended September 30, 2012, related to financing of a portion of the properties acquired since we commenced real estate operations in September 2011. We view these secured financing sources as an efficient and accretive means to acquire properties. There were no mortgages payable and therefore no interest expense during the nine months ended September 30, 2011.

Cash Flows for the Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, net cash used in operating activities was $3.3 million. The level of cash flows used in or provided by operating activities is affected by the amount of acquisition and transaction related costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2012 includes $24.1 million of acquisition and transaction costs. Cash flows included a net loss adjusted for non-cash items of $4.3 million (net loss of $21.3 million adjusted for non-cash items including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $17.0 million). In addition, increases in prepaid expenses of $2.2 million occurred primarily due to an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by an increase deferred rent of $1.8 million, primarily representing rent payments received in advance of the respective due date, and an increase in accounts payable and accrued expenses of $1.4 million.

Net cash used in investing activities during the nine months ended September 30, 2012 of $885.9 million related to the 341 properties acquired during the period for a purchase price of $872.9 million, the purchase of investment securities for $8.1 million and a deposit on real estate investments of $4.9 million.

Net cash provided by financing activities of $1.6 billion during the nine months ended September 30, 2012 primarily related to proceeds from the issuance of shares of common stock of $1.6 billion, which were net of common stock repurchases of $0.9 million, proceeds from mortgage notes payable of $151.7 million and contributions from a non-controlling interest holder of $3.0 million. These cash inflows were partially offset by payments of offering costs of $180.4 million, distribution payments of $14.4 million, payments of financing costs of $11.7 million, an increase in restricted cash of $1.2 million and net contributions from affiliates of $0.5 million.

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

Net cash provided by financing activities during the nine months ended September 30, 2011 totaled approximately $18.9 million. This cash inflow consisted primarily of $25.3 million from the issuance of common stock, which was partially offset by $6.3 million and $0.2 million in payments related to offering costs and financing costs, respectively.

Liquidity and Capital Resources

In August 2011, we had raised proceeds sufficient to break escrow in connection with our IPO.  We purchased our first property and commenced our real estate operations in September 2011.  As of September 30, 2012, we owned 382 properties with an aggregate purchase price of $945.3 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders and for the payment of principal and interest on our outstanding indebtedness.

Generally, capital needs for property acquisitions will be met through cash available as well as proceeds from secured financings and our revolving credit facility.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and advances under our senior revolving credit facility.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.

We expect to continue to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2012, we had 175.4 million shares of common stock outstanding, including unvested restricted stock, and had received total gross proceeds of $1.7 billion.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Cumulative through September 30, 2012, we had received 37 requests to repurchase an aggregate of 153,905 shares of our common stock pursuant to our share repurchase plan. As of September 30, 2012, we funded the repurchase requests of 89,714 shares at an average price per share of $9.97. As of September 30, 2012, we approved the repurchase request of 64,191 shares, at an average price per share of $9.91. We fund share repurchases with proceeds from our IPO. As of the date of this filing, we are not aware of any other repurchase requests.

As of September 30, 2012, we had cash and cash equivalents of $691.7 million.  In addition to our cash and cash equivalents, we expect cash flows from operations and proceeds from secured financings and our credit facility to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. Generally, capital needs for property acquisitions were being met through net proceeds received from the ongoing sale of common stock. We may now, from time to time, enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which the Company believes to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and intends to begin the process of achieving a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that the we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view gains and losses from dispositions of assets as non-recurring items, and we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in our Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in this offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate the our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present its performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The table below reflects FFO in accordance with the NAREIT definition as well as MFFO in the IPA recommended format for the periods presented (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
Net loss (in accordance with GAAP)	$(4,398)	$(5,030)	$(11,887)	$(21,315)
Depreciation and amortization	2,016	5,296	8,900	16,212
FFO	(2,382)	266	(2,987)	(5,103)
Acquisition fees and expenses (1)	4,443	5,827	13,817	24,087
Mark-to-market adjustments (2)	—	—	91	91
MFFO	2,061	6,093	10,921	19,075
Straight-line rent (3)	(42)	(187)	(363)	(592)
MFFO - IPA recommended format	$2,019	$5,906	$10,558	$18,483
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

(2) Management believes that adjusting for mark-to-market adjustments is appropriate because they may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then-current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly or annual basis in accordance with GAAP.

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

During the three and nine months ended September 30, 2012, distributions paid to common stockholders totaled $17.7 million and $27.1 million, respectively. During the three and nine months ended September 30, 2012, distributions included $8.4 million and $12.6 million, respectively, of the value of common stock issued under the DRIP. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

As of September 30, 2012, cash used to pay our distributions was generated from property operating results, proceeds from common stock issued under the DRIP and proceeds from financings.

The following table shows the sources for the payment of distributions to common stockholders for the three months ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively, and the nine months ended September 30, 2012 (amounts in thousands):

	Three Months Ended						Nine Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		September 30, 2012
	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution
Distributions:
Distributions paid in cash	$1,075		$4,052		$9,313		$14,440
Distributions reinvested (1)	922		3,335		8,356		12,613
Total distributions	$1,997		$7,387		$17,669		$27,053
Source of distributions:
Cash flows provided by operations (2)	$—	—%	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%
Proceeds from financings	1,075	54%	4,052	55%	9,313	53%	14,440	53%
Common stock issued under the DRIP / offering proceeds	922	46%	3,335	45%	8,356	47%	12,613	47%
Total sources of distributions	$1,997	100%	$7,387	100%	$17,669	100%	$27,053	100%
Cash flows used in operations (GAAP basis) (2)	$(3,515)		$2,812		$(2,602)		$(3,305)
Net loss (in accordance with GAAP)	$(4,398)		$(5,030)		$(11,887)		$(21,315)
____________________________

(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)
Includes the impact of expensing acquisition and transaction related costs as incurred of $4.4 million, $5.8 million and $13.8 million for the three months ended March 31, 2012, June 30, 2012 and September 30, 2012, respectively, and $24.1 million for the nine months ended September 30, 2012.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 15, 2010 (date of inception) through September 30, 2012 (amounts in thousands):

Period from October 15, 2010 (Date of Inception) to September 30, 2012
Distributions paid:
Common stockholders in cash	$14,734
Common stockholders pursuant to DRIP	12,884
Total distributions paid	$27,618

Reconciliation of net loss:
Revenues	$26,341
Acquisition and transaction-related expenses	(26,110)
Depreciation and amortization	(16,712)
Other operating expense	(2,473)
Other non-operating expense	(4,485)
Net loss (in accordance with GAAP) (1)	$(23,439)
____________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations may vary. In general, we expect that only interest amounts will be payable monthly with all unpaid principal and interest due at maturity. Our loan agreements may stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements may have specific ratio thresholds that must be met. As of September 30, 2012, we were in compliance with the debt covenants under our loan agreements and senior revolving credit facility.

As of September 30, 2012, we had non-recourse mortgage indebtedness secured by real estate of $156.7 million and no outstanding borrowings under our $100.0 million senior revolving credit facility. As of September 30, 2012, our secured debt leverage ratio was 16.6% (defined as secured mortgage indebtedness divided by the base purchase price of acquired real estate investments). Our mortgage indebtedness bore interest at a weighted average effective interest rate of 4.60% per annum and had a weighted average maturity of 6.2 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

On October 2, 2012, the we closed on a $28.4 million mortgage note payable with Bank of Texas. The mortgage note has a five year term with an interest rate of 3.28%, which is fixed through the use of an interest rate hedging instrument. The mortgage note is non-recourse and is encumbered with 1 property.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2012 (in thousands):

			Years Ended
	Total	October 1, 2012 to December 31, 2012	2013 -2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$156,730	$—	$—	$5,060	$151,670
Interest Payments Due:
Mortgage notes payable	$48,243	$1,819	$14,431	$14,404	$17,589

Election as a REIT

We qualified as a REIT under Sections 856 through 860 of the Code for U.S. federal income tax purposes for the year ended December 31, 2011. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to continue to qualify to be taxed as a REIT for the taxable year ending December 31, 2012.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of AR Capital, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

On July 20, 2012, we entered into a senior revolving credit facility in the amount of $100.0 million. The credit facility contains an “accordion” feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $250.0 million. The credit facility has a term of 36 months, subject to the Company’s right to a 12-month extension. As of September 30, 2012, the Company had no outstanding borrowings under this facility.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As of September 30, 2012, our debt included fixed-rate secured mortgage financings, including debt fixed through the use of interest rate derivative instruments, with a carrying value of $156.7 million and a fair value of $162.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.

The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $4.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $16.2 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report of Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our December 31, 2011 Annual Report on Form 10-K filed with the SEC on February 29, 2012, except for the item described below.

Distributions paid from sources other than our cash flow from operations, particularly from proceeds of this IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We began to pay distributions in October 2011. For the nine months ended September 30, 2012, our cash flows used in operations of $3.3 million was a shortfall of $30.4 million, or 100%, to our distributions paid of $27.1 million during such period, and such shortfall was paid from proceeds from financings and common stock issued under the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

Losses from catastrophes may exceed our insurance coverage
We carry comprehensive liability and property insurance on our properties and intend to obtain similar coverage for properties we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Item 2. Unregistered Sales of Equity Securities

On September 28, 2012, we, the OP and the Investor, an unaffiliated third party, entered into a contribution agreement pursuant to which the OP issued approximately 0.3 million OP Units in exchange for a $3.0 million cash contribution by the Investor to the OP.

Pursuant to an Exchange Rights Agreement, dated as of September 28, 2012, by and among us, the OP and the Investor, the Investor will have the right, exercisable (i) on or after September 28, 2013 or (ii) upon the liquidation of the OP or the sale of all or substantially all of the assets of the OP, to exchange the OP Units for cash in an amount equal to the value of one share of common stock per OP Unit, subject to certain adjustments. Upon the exercise of such right, we may elect to satisfy our exchange right obligation with common stock instead of cash, subject to the satisfaction of certain conditions, by issuing one share of common stock for each OP Unit, subject to certain adjustments. The redemption amount per OP Unit will be based on the market price of our common stock at the time of redemption.

The OP Units issued to the Investor have been and will be offered and issued without registration under the Securities Act pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act and/or the Regulation D safe harbor promulgated thereunder.

On March 31, 2011, our Registration Statement covering a public offering of up to 150.0 million shares of common stock for up to $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The offering commenced on March 31, 2011. Shares were offered in our IPO initially at a price of $10.00 per share. Shares are offered pursuant to our DRIP initially at a price of $9.50 per share.

As of September 30, 2012, we had outstanding 175.4 million common shares, including unvested restricted shares and shares issued pursuant to the DRIP. Total gross proceeds from these issuances were $1.7 billion. As of September 30, 2012, the aggregate value of all common share issuances, excluding unvested restricted stock, was $1.8 billion, based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The following table reflects the offering costs associated with the issuance of common stock for the nine months ended September 30, 2012 (in thousands):

Dealer manager fees	$160,530
Other offering costs	20,253
Total offering costs	$180,783

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions paid and reallowed during the nine months ended September 30, 2012 (in thousands):

Total commission paid to Dealer Manager	$160,530
Less:
Commissions to participating broker dealers	(99,636)
Reallowance to participating broker dealers	(15,875)
Net to affiliated Dealer Manager (1)	$45,019
________________________
(1) The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

As of September 30, 2012, cumulative offering costs were $196.7 million. Offering proceeds of $1.7 billion exceeded cumulative offering costs by $1.5 billion at September 30, 2012.

Cumulative offering costs incurred included $21.1 million from our Advisor and Dealer Manager of other offering costs and reimbursements, excluding commissions and dealer manager fees. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock as measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of commercial properties, comprised primarily of free-standing single-tenant properties that are net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2012, we have used the net proceeds from our IPO and secured mortgage financings to purchase 382 properties with an aggregate purchase price of $945.3 million.

Cumulative through September 30, 2012, we had received 37 requests to repurchase an aggregate of 153,905 shares of our common stock pursuant to our share repurchase plan. As of September 30, 2012, we funded the repurchase requests of 89,714 shares at an average price per share of $9.97. As of September 30, 2012, we approved the repurchase request of 64,191 shares, at an average price per share of $9.91. We fund share repurchases with proceeds from our IPO. As of the date of this filing, we are not aware of any other repurchase requests.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
4.1 *	Amended and Restated Agreement of Limited Partnership of American Realty Capital Operating Partnership III, L.P.
10.2 *
Second Amended and Restated Advisory Agreement, dated as of November 13, 2012, by and among American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P. and American Realty Capital Advisors III, LLC

10.19 *	Contribution Agreement, dated as of September 28, 2012, by and among American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P. and Barry Skolnick
10.20 *	Exchange Rights Agreement, dated as of September 28, 2012, by and among American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P. and Barry Skolnick
10.21 *	Assignment, Assumption and Allocation Agreement, dated as of November 13, 2012, by and among American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust III, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

___________________

*	Filed herewith.